Form 10QSB
period 2000-03-31
SOLO & HURST INC
filed 2000-06-16
CIK 1103596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-29097


                               SOLO & HURST, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


                  Nevada                                    86-0930437
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      11260 North 92nd, Suite 1118
           Scottsdale, Arizona                                 85260
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip code)


                                       N/A
                  --------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At March 31, 2000, there were outstanding 3,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements


                               SOLO & HURST, INC.
                        (a development stage enterprise)
                                 Balance Sheets
                     December 31, 1999 and December 31, 1998

                                     ASSETS

                                                         Unaudited               Audited
                                                      March 31, 2000        December 31, 1999
                                                      --------------        -----------------
CURRENT ASSETS
     Cash                                                $   -0-                 $   -0-

PROPERTY AND EQUIPMENT                                       -0-                     -0-
                                                         ---------               ---------
                                                         $   -0-                 $   -0-
                                                         =========               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Loan payable                                       $   -0-                 $   -0-
                                                         ---------               ---------
TOTAL CURRENT LIABILITIES                                    -0-                     -0-
                                                         ---------               ---------
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,
          20,000,000, shares authorized,
          3,000,000 shares issued and
          outstanding                                      3,000                   3,000
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding                      -0-                     -0-
     Deficit accumulated during development
       stage                                              (3,000)                 (3,000)
                                                         ---------               ---------

Total stockholders' equity                                   -0-                     -0-
                                                         ---------               ---------

                                                         $   -0-                 $   -0-
                                                         =========               =========


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
          For the Three Months Ended March 31, 2000 and March 31, 1999
                        the Year Ended December 31, 1999
         and the Period February 25, 1998 (inception) to March 31, 2000



                                                                  Unaudited                             February 25, 1998
                                                         Three Months Ended March 31,      Audited        (inception) to
                                                         ----------------------------     Year Ended        March 31,
                                                             2000          1999            12/31/99           2000
                                                         ------------   ------------      ----------    -----------------
Net Income/(Loss)                                          $  -0-         $  -0-            $  -0-         $ (3,000)
  Adjustments to reconcile not income to
    net cash provided by operating  activities:               -0-            -0-               -0-              -0-
                                                           -------        -------           -------        -----------

Cash From Operations                                          -0-            -0-               -0-           (3,000)
                                                           -------        -------           -------        -----------

Cash From Investing Activities                                -0-            -0-               -0-              -0-
                                                           -------        -------           -------        -----------

Cash From Financing Activities
  Stock issued                                                -0-            -0-               -0-            3,000
                                                           -------        -------           -------        -----------

Net Increase in Cash                                          -0-            -0-               -0-              -0-

Beginning Cash Balance                                        -0-            -0-               -0-              -0-
                                                           -------        -------           -------        -----------

Ending Cash Balance                                        $  -0-         $  -0-            $  -0-         $    -0-
                                                           =======        =======           =======        ===========



See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                 March 31, 2000

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                     Paid in        During
                              Preferred    Stock         Common        Stock         Capital     Development
                                Stock      Amount        Stock         Amount        Amount         Stage            Total
                              ---------    -------     ----------     --------       -------     ------------      --------
Balance February 25, 1998        -0-       $  -0-             -0-      $    -0-      $   -0-       $    -0-         $   -0-

Stock issued                     -0-          -0-       3,000,000         3,000          -0-            -0-           3,000

Retained Earnings (Loss)         -0-          -0-             -0-           -0-          -0-         (3,000)         (3,000)
                              -------       -------     ---------      --------       --------     --------         -------

Balance December 31, 1998        -0-          -0-       3,000,000         3,000          -0-         (3,000)            -0-

Retained Earnings (Loss)         -0-          -0-             -0-           -0-          -0-            -0-             -0-
                              -------       -------     ---------      --------       --------     --------         -------

Balance December 31, 1999        -0-          -0-       3,000,000         3,000          -0-         (3,000)            -0-

Retained Earnings (Loss)         -0-          -0-             -0-           -0-          -0-            -0-             -0-
                              -------       -------     ---------      --------       --------     --------         -------

Balance March 31, 2000           -0-          -0-       3,000,000      $  3,000      $   -0-       $ (3,000)        $   -0-
                              =======       =======     =========      ========      =========     ========         =======


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                              Statements of Income
          For the Three Months Ended March 31, 2000 and March 31, 1999
        the Year Ended December 31, 1999 and the Period February 25, 1998
                          (inception) to March 31, 2000


                                                                     Unaudited                              February 25, 1998
                                                           Three Months Ended March 31,        Audited       (inception) to
                                                          -----------------------------       Year Ended        March 31,
                                                              2000             1999            12/31/99           2000
                                                          -----------     -------------     ------------    -----------------
REVENUE                                                   $      -0-      $      -0-        $      -0-         $      -0-

COST OF SALES                                                    -0-             -0-               -0-                -0-
                                                          -----------     -----------       -----------        -----------
GROSS PROFIT                                                     -0-             -0-               -0-                -0-

OPERATING EXPENSES
Filing Fees                                                      -0-             -0-               -0-                300
Professional Fees                                                -0-             -0-               -0-              2,700
                                                          -----------     -----------       -----------        -----------
                                                                 -0-             -0-               -0-              3,000
                                                          -----------     -----------       -----------        -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                           (-0-)           (-0-)             (-0-)            (3,000)

INCOME TAXES                                                     -0-             -0-               -0-                -0-
                                                          -----------     -----------       -----------        -----------
NET INCOME (LOSS)                                         $     (-0-)     $     (-0-)       $     (-0-)        $   (3,000)
                                                          ===========     ===========       ===========        ===========

EARNINGS PER SHARE OF COMMON STOCK                        $      -0-      $      -0-        $      -0-

WEIGHTED AVERAGE NUMBERS OF SHARES OUTSTANDING             3,000,000       3,000,000         3,000,000



See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                          Notes to Financial Statements
              March 31, 2000, December 31, 1999 and March 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description of Operations
          -------------------------
          The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

          Method of Accounting
          --------------------
          These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

          Income Taxes and Cash Flows
          ---------------------------
          The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards Board Statement No. 109 and No. 95.

          Cash and Cash Equivalents
          -------------------------
          Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

NOTE 2: CASH

          The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

          Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4: COMMON STOCK

          As of March 31, 2000, December 31, 1999 and March 31, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

NOTE 5 - LEASE COMMITMENTS

          The Company currently has no commitments for leases or contingencies.

NOTE 6 - USE OF ESTIMATES

          The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination. The Company is dependent upon its officers to meet any de minimis costs which may occur.

     Valerie J. Sams, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market
          Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION



Item 1 -  Legal Proceedings ............................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .............................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ............................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ......................................................None

Item 5 -  Other Information

     The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors, for a review, prior to the filing of this report.

Item 6 - Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

          (a)  Letter from Michael L. Stuck, CPA.

          (b) No reports on Form 8-K were filed during the quarter for which the report is filed.

          (c)  Financial Data Schedule 27.1.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: June 14, 2000                      SOLO & HURST, INC.


                                          By: /s/ VALERIE J. SAMS
                                              -------------------------
                                              Valerie J. Sams
                                              President