Form 10QSB
period 2000-06-30
SOLO & HURST INC
filed 2000-08-14
CIK 1103596

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29097


                               SOLO & HURST, INC.
                 (Name of Small Business Issuer in its charter)


                   Nevada                            86-0930437
      -------------------------------             ----------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

         11260 North 92nd, Suite 1118
              Scottsdale, Arizona                         85260
     ----------------------------------------           ---------
     (Address of principal executive offices)           (Zip code

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

        At June 30, 2000, there were outstanding 3,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements


                               SOLO & HURST, INC.
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 2000 and December 31, 1999

                                     ASSETS


                                                                              Unaudited           Audited
                                                                            June 30, 2000     December 31, 1999
                                                                            -------------     -----------------
CURRENT ASSETS
     Cash                                                                       $ -0-               $ -0-

PROPERTY AND EQUIPMENT                                                            -0-                 -0-
                                                                              -------             -------
                                                                                $ -0-               $ -0-
                                                                              =======             =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Loan payable                                                              $ -0-               $ -0-
                                                                              -------             -------
TOTAL CURRENT LIABILITIES                                                         -0-                 -0-
                                                                              -------             -------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,
          20,000,000, shares authorized,
          3,000,000 shares issued and
          outstanding                                                           3,000               3,000
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding                                           -0-                 -0-
     Deficit accumulated during development
       stage                                                                   (3,000)             (3,000)
                                                                              -------             -------

Total stockholders' equity                                                        -0-                 -0-
                                                                              -------             -------
                                                                                $ -0-               $ -0-
                                                                              =======             =======


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                              Statements of Income
            For the Six Months Ended June 30, 2000 and June 30, 1999
        the Year Ended December 31, 1999 and the Period February 25, 1998
                          (inception) to June 30, 2000


                                                                  Unaudited                                February 25,
                                                           Six  Months Ended June 30        Audited      1998 (inception)
                                                         ----------------------------      Year Ended      to June 30
                                                             2000            1999           12/31/99           2000
                                                         -----------      -----------      -----------      -----------
REVENUE                                                  $       -0-      $       -0-      $       -0-      $       -0-

COST OF SALES                                                    -0-              -0-              -0-              -0-
                                                         -----------      -----------      -----------      -----------

GROSS PROFIT                                                     -0-              -0-              -0-              -0-

OPERATING EXPENSES
Filing Fees                                                      -0-              -0-              -0-              300
Professional Fees                                                -0-              -0-              -0-            2,700
                                                         -----------      -----------      -----------      -----------
                                                                 -0-              -0-              -0-            3,000
                                                         -----------      -----------      -----------      -----------
NET INCOME (LOSS) BEFORE INCOME
TAXES                                                           (-0-)            (-0-)            (-0-)          (3,000)

INCOME TAXES                                                     -0-              -0-              -0-              -0-
                                                         -----------      -----------      -----------      -----------
NET INCOME ( LOSS )                                      $      (-0-)     $      (-0-)     $      (-0-)     $    (3,000)
                                                         ===========      ===========      ===========      ===========
EARNINGS PER SHARE OF COMMON STOCK
                                                         $       -0-      $       -0-      $       -0-

WEIGHTED AVERAGE NUMBERS OF SHARES
OUTSTANDING
                                                           3,000,000        3,000,000        3,000,000

See accompanying accountant's report
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
            For the Six Months Ended June 30, 2000 and June 30, 1999
                        the Year Ended December 31, 1999
          and the Period February 25, 1998 (inception) to June 30, 2000

                                                                                         February 25,
                                                                                            1998
                                                          Unaudited           Audited   (inception)to
                                                   Six Months Ended June 30  Year Ended    June 30
                                                      2000         1999       12/31/99      2000
                                                    -------      -------      -------     --------
Net Income/(Loss)                                    $  -0-       $  -0-        $ -0-     $ (3,000)
  Adjustments to reconcile not income to
    net cash provided by operating activities:          -0-          -0-          -0-          -0-
                                                    -------      -------      -------     --------

Cash From Operations                                    -0-          -0-          -0-       (3,000)
                                                    -------      -------      -------     --------

Cash From Investing Activities                          -0-          -0-          -0-          -0-
                                                    -------      -------      -------     --------

Cash From Financing Activities
  Stock issued                                          -0-          -0-          -0-        3,000
                                                    -------      -------      -------     --------

Net Increase in Cash                                    -0-          -0-          -0-          -0-

Beginning Cash Balance                                  -0-          -0-          -0-          -0-
                                                    -------      -------      -------     --------

Ending Cash Balance                                 $   -0-      $   -0-      $   -0-     $    -0-
                                                    =======      =======      =======     ========


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                  June 30, 2000

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                           Paid in         During
                               Preferred        Stock         Common         Stock         Capital       Development
                                 Stock          Amount         Stock         Amount         Amount          Stage           Total
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------

Balance February 25, 1998            -0-      $     -0-            -0-      $     -0-      $     -0-      $     -0-       $     -0-

Stock issued                         -0-            -0-      3,000,000          3,000            -0-            -0-           3,000

Retained Earnings (Loss)             -0-            -0-            -0-            -0-            -0-         (3,000)         (3,000)
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------

Balance December 31, 1998            -0-            -0-      3,000,000          3,000            -0-         (3,000)            -0-

Retained Earnings (Loss)             -0-            -0-            -0-            -0-            -0-            -0-             -0-
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------

Balance December 31, 1999            -0-            -0-      3,000,000          3,000            -0-         (3,000)            -0-

Retained Earnings (Loss)             -0-            -0-            -0-            -0-            -0-            -0-             -0-
                               ---------      ---------      ---------      ---------      ---------      ---------       ---------

Balance June 30, 2-0-                -0-            -0-      3,000,000      $   3,000      $     -0-      $  (3,000)      $     -0-
                               =========      =========      =========      =========      =========      =========       =========


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                               SOLO & HURST, INC.
                        (a development stage enterprise)
                          Notes to Financial Statements
               June 30, 2000, December 31, 1999 and June 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Description of Operations
             The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

             Method of Accounting
             These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

             Income Taxes and Cash Flows
             The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards Board Statement No. 109 and No. 95.

             Cash and Cash Equivalents
             Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

NOTE 2: CASH

             The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

             Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4: COMMON STOCK

             As of June 30, 2000, December 31, 1999 and June 30, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .........................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..........................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .........................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...................................................................None

Item 5 - Other Information

                (a) Board Meeting

                The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

                (b) Committees

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

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

Item 6 - Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

                (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

                (b)     Financial Data Schedule 27.1.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000                      SOLO & HURST, INC.


                                            By: /s/ Valerie J. Sams
                                               ---------------------------------
                                               Valerie J. Sams
                                               President