Form 10QSB
period 2000-09-30
SOLO & HURST INC
filed 2000-11-03
CIK 1103596

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-29097






                       SOLO & HURST, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            86-0930437
(State of organization) (I.R.S. Employer Identification No.)

11260 North 92nd, Suite 1118, Scottsdale, Arizona 85260
(Address of principal executive offices)

Registrant's telephone number, including area code (480) 870-0000

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                          October 20, 2000
Solo & Hurst, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Solo & Hurst, Inc., as of September 30, 2000 and September 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

      As discussed in Note 1, the Company has been in the development stage since its inception on February 25, 1998. Realization of he major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      The financial statements for the year ended December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated January 3, 2000. We have not performed any auditing procedures since that date.

     /s/ Michael L. Stuck, C.P.A.
     Certified Public Accountant

                       Solo & Hurst, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET

                                    Unaudited          Audited
                                  September 30,   December 31, 1999
                                       2000
            ASSETS
Current Assets
Cash                                         -0-                -0-
Property and Equipment                       -0-                -0-


 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Current Liabilities
Loan payable                                 -0-                -0-

Total current liabilities                    -0-                -0-

STOCKHOLDERS' EQUITY
Common stock $.001 par value,
20,000,000 shares authorized,
   3,000,000 shares issued and
   outstanding                             3,000              3,000
Preferred stock $.001 par value,             -0-                -0-
5,000,000 shares authorized, no
shares issued and outstanding
Deficit accumulated during               (3,000)            (3,000)
development stage
TOTAL STOCKHOLDERS' EQUITY                   -0-                -0-
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         -0-                -0-

 The accompanying notes are an integral part of these financial statements.



                               Solo & Hurst, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATION

                        Unaudited    Unaudited    Unaudited    Unaudited                  February
                          Three        Three     Nine Months  Nine Months                 25, 1998
                         months       Months        Ended        Ended       Audited    (inception)
                          Ended        Ended      September    September    Year Ended       to
                        September    September     30, 2000     30, 1999     12/31/99    September
                        30, 2000     30, 1999                                             30, 2000
Revenue                      $-0-          -0-          -0-           -0-         -0-          -0-
Cost of Sales                 -0-          -0-          -0-           -0-         -0-          -0-

Gross Profit                  -0-          -0-          -0-           -0-         -0-          -0-

Operating Expenses                                                                             300
Filing Fees                   -0-          -0-          -0-           -0-         -0-        2,700
Professional Fees             -0-          -0-          -0-           -0-         -0-        3,000
                              -0-          -0-          -0-           -0-         -0-

Net Income (Loss)
Before Income Taxes         (-0-)        (-0-)        (-0-)         (-0-)        (-0-)      (3,000)

Income Taxes                  -0-          -0-          -0-           -0-          -0-          -0-

Net Income (Loss)          $(-0-)         (-0-)       (-0-)         (-0-)         (-0-)    $(3,000)

Earnings per share of
common stock                  -0-          -0-          -0-           -0-

Weighted average
numbers of shares       3,000,000    3,000,000    3,000,000     3,000,000    3,000,000
outstanding

   The accompanying notes are an integral part of these financial statements.

                               Solo & Hurst, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                             Deficit
                                                                           Accumulated
                                                                  Paid in      During
                     Preferred    Stock       Common     Stock     Cpaital   Development
                        Stock     Amount      Stock     Amount      Amount      Stage       Total

Balance February
25, 1998                  -0-        -0-         -0-        -0-       -0-          -0-        $-0-

Stock Issued              -0-        -0-   3,000,000      3,000       -0-          -0-       3,000


Retained Earnings
(Loss)                    -0-        -0-         -0-        -0-       -0-      (3,000)     (3,000)

Balance December
31, 1998                  -0-        -0-   3,000,000      3,000       -0-      (3,000)        -0-


Retained Earnings
(Loss)                    -0-        -0-         -0-        -0-       -0-          -0-        -0-

Balance December
31, 1999                  -0-        -0-   3,000,000     3,000         -0-      (3,000)        -0-


Retained Earnings
(Loss)                    -0-        -0-         -0-       -0-         -0-          -0-        -0-

Balance September
30, 2000                  -0-        -0-   3,000,000    $3,000         -0-     $(3,000)        -0-

   The accompanying notes are an integral part of these financial statements.


                               Solo & Hurst, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and September 30, 1999
                        the Year Ended December 31, 1999
       and the Period February 25, 1998 (inception) to September 30, 2000

                       Unaudited    Unaudited    Unaudited    Unaudited                  February
                         Three        Three     Nine Months  Nine Months    Audited      25, 1998
                         Months      Months        Ended        Ended      Year Ended   (inception)
                         Ended        Ended      September    September     December        to
                       September    September     30, 2000     30, 1999     31, 1999     September
                        30, 2000    30, 2000                                             30, 2000

Net Income/(Loss)             -0-         -0-          -0-            -0-         -0-     $(3,000)
   Adjustments to
reconcile net income
to net cash provided
by operating                  -0-         -0-          -0-           -0-          -0-          -0-
activities:
                        ---------    --------       --------   ---------     --------     ---------
Cash From Operations          -0-         -0-          -0-           -0-         -0-      (3,000)
                        ---------    --------       --------   ---------     --------     ---------
Cash From Investing
Activities                    -0-         -0-          -0-           -0-          -0-          -0-
                        ---------    --------       --------   ---------     --------     ---------
Cash From Financing
Activities
Stock Issued                  -0-         -0-          -0-           -0-          -0-         3,000
                        ---------    --------       --------   ---------     --------     ---------
Net Increase in Cash          -0-         -0-          -0-            -0-         -0-          -0-

Beginning Cash                -0-         -0-          -0-            -0-         -0-          -0-
Balance
                        ---------    --------       --------   ---------     --------     ---------
Ending Cash Balance           -0-         -0-          -0-            -0-         -0-          -0-
                        =========     ========      ========    =========     ========    =========

   The accompanying notes are an integral part of these financial statements.



                       Solo & Hurst, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   September 30, 2000, December 31, 1999 and Sepember 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

The Company was organized under the laws of the State of Nevada in
1998  and is authorized to do business in the United State.   The
Company has no revenue from operations during the period covered by this financial statement.

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

NOTE 4:  COMMON STOCK

As of September 30, 2000, December 31, 1999 and September 30, 1999, the Company had 3,000,000 shares of common stock, par value
$.001, issued and outstanding.

NOTE 5:  LEASE COMMITMENTS

The   Company  currently  has  no  commitments  for   leases   or
contingences.

NOTE 6:  USE OF ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on January 24, 2000. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

                            Employees

The Company has no full time or part-time employees. None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company 8 can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 5 - Directors, Executive Officers, Promoters and Control Persons - Resumes" on the Form 10-SB filed with the SEC on January 24, 2000.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 3,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on January 24, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on January 24, 2000.
  This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Solo & Hurst, Inc.



                           By: /s/ Valerie J. Sams
                              Valerie J. Sams, President



                           Date: November 3, 2000