Form 10KSB
period 2001-01-31
CANTRONICS CORP
filed 2001-07-05
CIK 1103596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934 FOR THE FISCAL YEAR ENDED:  January 31, 2001

                                       OR

[  ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-29097

                             CANTRONICS CORPORATION
              (Exact name of small business issuer in its charter)

            Nevada                                  86-0930437
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)
     116-3823 Henning Drive
   Burnaby, British Columbia                          V5C 6P3
(Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (604) 294-6588

Securities Registered Under Section 12(b) of the Exchange Act:     None

Securities Registered Under Section 12(g) of the Exchange Act:     Common Shares
                                                                $0.001 par value
                                                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenue for the most recent fiscal year: $1,113,392

     Aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 31, 2001: $2,435,825

     Number of shares outstanding of each of the Registrant's classes of common equity, as of May 31, 2001: 63,243,600 Common Shares

     Documents Incorporated by Reference: Registrant's Registration Statement on Form 10-KSB and all exhibits thereto as filed with the Securities Exchange Commission on January 24, 2000 and all amendments thereto are incorporated by reference into Part III of this Annual Report.

     Registrant's Report on Form 8-K as filed on March 23, 2000, March 26, 2001, April 2, 2001, April 20, 2001, April 30, 2001, May 1, 2001 and June 6, 2000 and
all amendments thereto are incorporated into Part III of this Annual Report.

                                 TABLE OF CONTENTS

PART I                                                                     4
------
ITEM 1.     DESCRIPTION OF BUSINESS                                        4
ITEM 2.     PROPERTIES                                                    16
ITEM 3.     LEGAL PROCEEDINGS                                             16
ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS           16

PART II                                                                   16
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      16
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS                          17
ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   20
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES                          20

PART III                                                                  20
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT             20
ITEM 10.     EXECUTIVE COMPENSATION                                       23
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                        24
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               26
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                             26

PART I

Enforcement of Legal Remedies

     Certain officers and directors of Cantronics Corporation (the "Company") and other persons involved with the Company as professional advisors are resident in Canada. As a result, it may be difficult to effect service within the United States upon such persons or to realize on any judgment by any court of the United States which is predicted on civil liabilities under the Securities Act of 1933, as amended (the "1933 Act"), or the Securities Exchange Act of 1934, as amended (the "1934 Act"). There is doubt as to the enforceability in Canada, either in original actions or through enforcement of United States judgments, of liabilities predicated solely upon violation of the 1933 Act or the 1934 Act, or the rules and regulations promulgated thereunder.

Note Regarding Forward-Looking Statements

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's limited operating history, competition, the telecommunications regulatory environment, dependency upon facility based carriers, dependency on the integrity of call records, minimum volume commitments, dependency on effective information systems, dependency on key personnel and other risks associated with the telecommunications industry. See "Description of Business - Risk Factors." Such statements are included, among other places, in this document under the headings "Description of Business," "Description of Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.     DESCRIPTION OF BUSINESS.

     HISTORY OF THE COMPANY

     Cantronics Corporation (the "Company" or "Registrant") distributes and manufactures electro-optics and condition monitoring equipment. The Company was incorporated under the Nevada Corporation Code on February 25, 1998, under the name Solo & Hurst, Inc.

     The Company was inactive (had Nil assets) from incorporation to December 18, 2000 when Solo & Hurst, Inc. acquired 100% of the issued and outstanding shares of Cantronic Systems Inc., a corporation duly organized on February 28, 1997 under the laws of the Province of British Columbia, Canada. In the share exchange transaction, stockholders of Solo & Hurst, Inc. who controlled 98% of its issued and outstanding stock transferred their 98% interest to the stockholder and affiliates of Cantronic Systems Inc. In exchange, the stockholder of Cantronic Systems Inc. transferred her 100% interest in Cantronic Systems Inc. to Solo & Hurst, Inc. Solo & Hurst issued no new shares in connection with this acquisition. The transaction was recorded using accounting principles applicable for a reverse acquisition whereby Cantronic Systems Inc. was treated as being recapitalized since immediately after the share exchange, the former stockholder of Cantronic Systems Inc. and its affiliates controlled 98% of the common stock of the Company. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange agreement are presented as a continuation of Cantronic Systems Inc. Accordingly, the operations of Solo & Hurst, Inc. are consolidated with those of Cantronic Systems Inc. since the date of acquisition. Financial information contained in this annual report is presented as a continuation of Cantronic Systems Inc. Following the transaction, the Company changed its name to Cantronics Corporation and effected a 20 for 1 forward split of its common stock par value $0.001.

     Immediately prior to the acquisition, the Company had 60,000,000 shares of common stock outstanding (after taking into account the 20 for 1 forward split). As part of the acquisition, and in exchange for all of the outstanding common stock of Cantronic Systems, Inc., the Company issued 59,000,000 shares of common stock (after taking into account the 20 for 1 split) to the shareholders and affiliates of Cantronic Systems, Inc.

     Solo & Hurst, Inc. filed a registration statement with the Securities and Exchange Commission on January 24, 2000. The Company's common shares have been never traded on any stock exchange or quotation system.

     On February 2, 2001, the Company acquired 100% of the issued and outstanding share capital of Condition Monitoring Training Institute Inc. ("CMTI"), a company incorporated pursuant to the laws of the Province of British Columbia, and it's wholly-owned US subsidiary Academy of Infrared Thermography, Inc. ("AIRT") in a share exchange transaction. As a result of the transaction, the Company issued 2,750,000 common shares to the shareholders of CMTI. Cantronic Systems Inc., CMTI and AIRT are the operating entities for the Company's electro-optics and condition monitoring equipment distribution, manufacturing, and training business.

     BUSINESS OF THE COMPANY

     The Company, through its wholly-owned subsidiaries, Cantronic Systems Inc., CMTI and AIRT, manufactures, distributes, and provides training on electro-optics and condition monitoring equipment for industrial facilities.
The Company offers integrated solutions in the field of condition monitoring and predictive maintenance and infrared imaging. It is the Company's goal to create greater efficiencies with products and services and business practices that are already proven on a smaller scale. The Company sells its condition monitoring systems to businesses in all major standard industrial classifications, including aerospace, food processing, chemicals, mining, utilities, forest products, steel, tire, glass and electronics.

     The Company's thermal imaging systems use advanced sensing and image processing infrared technologies that detect infrared radiation, or heat, that enables the operator to measure minute temperature differences and to see objects in daylight or total darkness and through smoke, haze and most types of fog. The Company's products can also incorporate image analysis software. The Company's thermal imaging systems are also used for a broad range of applications including condition monitoring of industrial equipment, research and development, manufacturing processes, night vision, firefighting and medical imaging.

     The Company markets its condition monitoring systems primarily through direct salespeople, and a number of distributors and consultants located throughout the United States, Canada, Europe, the Middle East, Latin America, and Asia. The Company is developing an interactive and intuitive Web site to market and support its products worldwide.

Condition Monitoring Equipment Systems

     Overview

     Rotating machinery that is used in industry can be very costly to repair if an unexpected breakdown occurs. Condition monitoring equipment systems carry out real-time condition monitoring of equipment and receive instant warning of machinery that needs repair. The Company's online monitoring systems perform advanced functions that effectively monitor machinery thereby reducing the cost of repairs, downtime and rejected product or lost services.

     An online monitoring system for machines provides the data resolution necessary to identify the fundamental causes of problems. The minimum information for machinery parameters includes vibration information, machinery parameters (bearing temperatures, seal leakage, etc.) and process information. Systems that rely on vibration amplitude alone may be able to protect the plant, its personnel and the environment by saving the machine from serious mechanical problems.

     The Industry

     Turbines, compressors and other types of large, rotating machinery designed to operate continuously for many years are used extensively in the petrochemical and power generation industries. if the machinery breaks down it can be expensive to the user, both in terms of lost production and repair cost. Monitoring rotating machinery requires rapid collection, management and analysis of vast amounts of data. Once this data is available, it can be used to monitor the performance and efficiency of the machinery. Machinery monitoring systems can be developed to adjust operating parameters of the equipment to maximize output and minimize fuel cost.

     Continuous monitoring of machine processes is one of the most efficient methods used to assess the condition of machinery. Vibration condition monitoring is found in heavy industrial markets such as petrochemical, pulp and paper, and power generation. However, the high saturation of these end-user markets has led equipment vendors to seek out and develop niche markets for growth.

     Machinery monitoring systems utilize high-speed digital signal processing technology and sophisticated monitoring software to continuously monitor vibration, temperature, pressure and flows in this type of machinery. The current operating characteristics of the machine can be compared to when the machine was new. This comparison can be used to monitor wear in bearings, blades, and other parts, and to predict failures. The analysis can be conducted automatically without the presence of a skilled engineer at the equipment site. Predictions can be used to schedule maintenance before breakdowns occur.

     According to strategic research conducted by Frost & Sullivan, revenues from the sale of vibration condition monitoring equipment in the United States
market reached $259 million in 1998.   However, the revenue growth rate
significantly decreased in 1998 due to repercussions from the Asian economic crisis. Growth is expected to remain depressed in the United States until Asia recovers. Frost & Sullivan estimate that the emerging Asian economies combined with the existing markets in North America and Europe create a worldwide market for condition monitoring equipment estimated to be 1.6 to 2 billion dollars per year.

     A growing number of European Union directives and national regulations that set limits on environmental and industrial noise and vibration are expected to drive significant demand for monitoring systems. This legislation will result in corporations being required to perform noise or vibration tests.

     It is important to monitor the condition of the installed plant so as to effectively maintain and preserve the assets for as long as possible. The aims of condition monitoring equipment can be summarized as follows:

     -  reduce or eliminate unplanned failures of rotating equipment;

     - maximize the serviceable life of machinery and thus reduce maintenance and replacement costs;

     - efficiently plan the use of maintenance resources during machinery overhauls;

     - reduce the stores of inventory of spare parts that were used for unnecessary replacement; and

     -  reduce inventory insurance premiums.

     The scope for application condition monitoring techniques is vast and may involve the acquisition of any identifiable value, measured, inferred or derived, for comparison with past records or established criteria. The main groups of existing techniques are, physical inspection, wear product and contamination analysis, process performance measurement, thermodynamic performance monitoring and vibration monitoring.

     Operations

     The Company's condition monitoring equipment systems products are distributed and manufactured by its wholly owned subsidiary Cantronic Systems Inc. In the financial period ended January 31, 2001, no research and development expenses were incurred on the development of condition monitoring equipment. The Company incurred $43,495 in research and development expenses of condition monitoring equipment for the fiscal period ended January 31, 2000.

     Online Vibration Monitoring System Products

     The Company has extensive experience in providing portable and on line vibration and predictive maintenance monitoring systems to industrial customers. The Company has designed the Machine Log 4000 Series ("ML4000") as a field instrument to meet all aspects of vibration monitoring of rotating equipment, from start-up/coast-down to on-line surveillance of vibration. The system provides high-level analysis capabilities for vibration specialists including shaft rotor dynamics analysis with phase synchronized vibration data for every measurement channel. It also features an optional fault analysis expert system for automated fault diagnosis. The ML4000 monitoring system performs real-time condition monitoring of equipment and provides instant warning of machinery that needs repair. The ML4000 predicts pending problems and plans preventative maintenance schedules.

     ML4000 Series

     The ML4000 series is configured into three components - ML4100, ML4200 and ML4300. All three configurations are available in 16 channels, one signal processing module and expandable to 128 channels with additional signal processing modules. These three components can be connected via industrial standard local area network to form a distributed system to cover a large area of the industrial plant and several operating units. The ML4000 provides the following advantages to users:

     - prevents down-time;

     - reduces maintenance costs;

     - predicts and prevents breakdowns;

     - extends the  life of machinery; and

     - prevents damaged equipment from deteriorating further.

     The ML4000 system features a modular design structure which can be expanded to meet customer requirements; from small monitoring applications to enterprise-wide multiple facility networked monitoring.

     The ML4000 systems use multiple digital based signal processing modules to input signals in parallel which allows synchronized real time data processing of all input channels. The Company's proprietary design also allows effective handling of transient and steady state signals on the same unit. The ML4000 synchronizes multi-bearing analysis and display in real time, which allows accurate analysis and correlation between machine shafts and trains.

     ML4100
     ------

     The ML4100 is a 19 inch rack-mounted standard industrial personal computer unit with a non-integrated monitor and maximum input of 128 dynamic channels. The ML4100 is a permanently installed unit suitable for round the clock on-line dynamic condition monitoring.

     ML4200
     ------

     The ML4200 is a 19 inch rack-mounted integrated industrial personal computer unit with an integrated monitor and a maximum input of 32 dynamic channels. The ML4200 is a permanently installed unit suitable for round the clock on-line dynamic condition monitoring.

     ML4300
     ------

     The ML4300 is a portable system used for trouble shooting/testing and startup/coast-down analysis. The ML4300 has a maximum input of 32 channels, LCD display and a port for an optional external VGA monitor, a printer and mouse port. The ML4300 is suitable for trouble shooting, testing and in field diagnosis for machines with no continuous monitoring system.

     Competition

     The Company estimates that fewer than 20 companies participate in the United States vibration condition monitoring market. Most of these companies manufacture products for protection systems, predictive systems and portable systems, although few have significant market share.

     There are a number of competitors marketing similar products to the ones manufactured and distributed by the Company. The North American market is dominated by a small number of large companies. Mergers and acquisitions have and continue to compress the amount of companies operating in this field in North America. Management of the Company believes that the opportunity for growth and expansion of the Company lies in the Asian markets and to a lesser extent the European market where consolidation of manufacturers and distributors has not occurred to the extent that it has in North America.

     The Company has developed a customer service niche in the industry with which larger more rigid competitors may have difficulty competing. The Company's size allows it to adapt and modify its products to the customers' specific needs. Additionally the Company's efficient operations and corporate diversity allows it to sell its products which are equal to or superior to the competitor's products at a better price.

     The Company faces competition for its products from competitors of varying sizes and manufacturing and financial capabilities. The Company has identified two other corporations which are engaged in the manufacture and production of online vibration monitoring systems products.

     Bently Nevada is a privately owned corporation based in Minden, Nevada, USA. It employs more than 1700 employees in over 80 sales and service offices in the principal industrial centers of 40 countries. It's primary business is to help customers protect and manage their rotating and reciprocating machinery. Bently Nevada provides products, training, and engineering services via a factory-trained, direct sales and service force, and vertically integrated engineering and manufacturing operations located on three continents.

     Bently Nevada targets two primary industries: the hydrocarbon processing industries and the power generation industries. However, its products are also used in the mining, pulp and paper, food, pharmaceutical, water treatment, manufacturing, marine, and metals industries.

     Computational Systems Inc., based in Knoxville, Tennessee, is a wholly-owned subsidiary of Emerson Electric Company, a public corporation based in St. Louis, Missouri. Computational Systems Inc. employs over 400 employees working in advanced maintenance systems. with offices and affiliates throughout the United States and around the world. It offers maintenance management consulting and training, technology training, contract predictive maintenance services, tribology lab services, and advanced engineering and diagnostic capabilities through its services division.

     Marketing and Sales Strategy

     The Company manufactures and distributes equipment for industrial production facilities that use rotating machinery and electrical equipment in their process, such as utilities, petroleum and petrochemical plants, chemical production facilities, pulp and paper mills, sawmills, shipyards, etc. The products also have applications in the aerospace, medical and research industries.

     The Company intends to focus its expansion efforts predominately on the Asian and European markets while continuing to develop its North American sales through it's wholly owned subsidiary, Cantronic Systems Inc.

     Independent Agents

     The Company distributes its condition monitoring equipment products through outside distributors and sales consultants in Taiwan, South Korea, Spain, Egypt, China, Australia, the United States and Singapore.

     Infrared Imaging Cameras and Infrared Night Vision Systems

     Overview

     Infrared radiation is light that is not visible because its wavelength is too long to be detected by the human eye. Unlike visible light, infrared radiation is emitted directly by all objects and materials. Thermal imaging systems are used to detect infrared radiation and convert it into an electronic signal, which is then processed and formatted into a video signal and displayed on a monitor. These systems are distinguished from one another by their capability to detect and resolve infrared radiation, the clarity of the image displayed, detection range, system reliability, price and adaptability to a variety of customer requirements. Thermal imaging systems, unlike night vision goggles, enable the operator to see objects in total darkness and through obscurants such as smoke, haze and most types of fog. Advanced thermal imaging systems can also detect and measure minute temperature differences.

     Early applications of thermal imaging technology primarily involved the use of expensive high-resolution systems in military combat applications such as weapons targeting, where performance factors were more important than price. A simpler form of the technology was also employed in limited commercial applications such as detecting heat loss from buildings or houses, where price was more important than sophisticated performance. Consequently, a large group of potential users in both the commercial and government markets did not use thermal imaging technology since available systems either failed to meet performance requirements or were too expensive.

     An infrared detector, which absorbs infrared radiation and converts it into an electronic signal, is a primary component of thermal imaging systems. Until recently, thermal-imaging systems relied on infrared detectors, which needed to be cooled to near absolute zero in order to operate. This technology is sometimes referred to as "cooled" detector technology. The cryogenic "coolers" needed for such detectors are expensive components that consume a great amount of power and add to the weight, size and overall complexity of the system.

     Thermal imaging systems that use new "uncooled" detector technology do not require these cooling components but instead operate at room temperature. This feature allows for cheaper, smaller, lighter, more energy efficient, solid-state systems. These factors are expected to increase the demand for such systems in existing market segments and create demand in new market segments, such as fire fighting and machine vision.

     Business Strategy

     To January 31, 2001, there were minimal sales recognized from this product line. The Company penetrated the commercial market by developing customized products with increased flexibility and features, in addition to software analysis tools. The Company's handheld commercial thermal imaging systems incorporate a thermal imaging detector housed in a compact self-contained unit, a liquid crystal display, video display or viewfinder, an embedded processor and various image analysis software packages. A liquid crystal display like that of a home video camera is a standard feature in most models. The thermal image can also be displayed on an independent video display. The systems also include a personal computer-based processor that allows accurate measurement of minute temperature differences and extensive real-time analysis and post-processing of the acquired image.

     Operations

     The Company's infrared imaging cameras and infrared night vision systems products will also be distributed and manufactured by its wholly owned subsidiary Cantronic Systems Inc. In the financial period ended January 31, 2001 and January 31, 2000, the company spent $70,197 and $6,220 respectively on research and development. To offset research and development expenditures incurred on this product and expenditures on condition monitoring equipment (pg
6), the Company received government grants of $13,882 and $5,245 for the years ended January 31, 2001 and 2000, respectively).

     Infrared Imaging Cameras and Infrared Night Vision Systems Products

     IR805 Uncooled Thermography Camera
     ----------------------------------

     The Model IR805 camera is a precision, portable, uncooled infrared imaging radiometer using an advanced thermoelectric sensor. The thermoelectric sensor is inherently radiometric and exhibits extensive dynamic range. The IR805 accurately measures temperature which makes the product useful for applications such as predictive and preventive maintenance, quality control and new product development.

     IR820 Uncooled Thermography Camera
     ----------------------------------

     The Model IR820 camera is a compact, uncooled industrial infrared thermography system which uses full screen voice recording. The large capacity PC memory card records rapidly and reliably. Automatic alarms for temperature exceeding set points and automatic search function of image at maximum temperature provides fast and accurate processing of images.

     IR860 Infrared Imaging Camera
     -----------------------------

     The Model IR860 infrared imaging camera is a real-time, portable radiometric-imaging camera using an advanced uncooled infrared FPA sensor.

     IA113/IA116 Imaging Analysis Series
     -----------------------------------

     The Model IA113/IA116 is a very high sensitivity infrared imaging system, which can be developed for custom applications.


     Competition

     The Company operates in a highly competitive industry and competes with competitors with substantially greater resources and significantly greater market share than the Company. The Company expects that competition will continue to intensify in the future due to the increase in the size, resources and number of market participants. In each of its markets, the Company will face competition from larger, better capitalized competitors with greater resources.

     The speed with which companies can identify new applications for existing products, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. Additionally, the Company's products compete indirectly with numerous other products such as image intensifiers and low-light cameras for limited military and governmental funds.

     There are a number of competitors marketing similar products to the ones manufactured and distributed by the Company. The North American market is dominated by a small number of large companies. Mergers and acquisitions have and continue to compress the amount of companies operating in this field in North America. Management of the Company believes that the opportunity for growth and expansion of the Company lies in the Asian markets and to a lesser extent the European market where consolidation of manufacturers and distributors has not occurred to the extend that it has in North America.

     The Company faces competition for its products from competitors of varying sizes and manufacturing and financial capabilities. The Company has identified one other company, FLIR Systems, Inc. which is engaged in the manufacture of thermal imaging.

     FLIR Systems, Inc. is a prominent corporation involved in the design, manufacture and marketing of thermal imaging and broadcast camera systems for a wide variety of commercial and government applications including condition monitoring, research and development, manufacturing process control, airborne observation and broadcast, search and rescue, drug interdiction, surveillance and reconnaissance, navigation safety, border and maritime patrol, environmental monitoring and ground- based security.

     Marketing and Sales Strategy

     The Company's infrared imaging cameras and infrared night vision products provide state-of-the-art imaging technology. The product configurations and image analysis software tools increase the ability of the Company to provide products tailored to meet individual customer requirements. The Company has also developed and is continuing to market innovative new products utilizing advanced "uncooled" thermal imaging technology in addition to the Company's continuing line of products that incorporate "cooled" detector technology.

     The commercial market is comprised of a broad range of thermal imaging applications. This market has evolved from the use of simple heat sensing devices to sophisticated temperature measuring instruments that use a variety of accessories and extensive image analysis software. The commercial market has expanded due to the increasing emphasis on improving manufacturing efficiency and product quality, underscored by the growing importance of quality assurance programs such as International Standards Organization (ISO) 9000 and the increasing complexity of manufacturing processes. Uncooled thermal imaging technology has created opportunities to further penetrate existing market segments as well as to create demand in new markets that can benefit from the enhanced price and performance of such technology. The growth of the commercial market has also been driven by improvements in hardware functionality, enhanced image analysis software performance and declining hardware prices.

     The commercial market primarily consists of the following market segments:

     Condition Monitoring
     --------------------

     Thermal imaging systems are used for monitoring the condition of equipment. Such monitoring allows for the detection of equipment faults so they can be repaired. This increases the equipment's productivity and avoids failures or major equipment damage, which in turn significantly reduces operating expenses by lowering repair costs and reducing downtime. Improved functionality of image analysis software, longer battery operation and simplicity of system operation are critical factors for this market segment. Specific condition monitoring applications include locating and repairing defective power transmission components or electrical connections, predicting the end of life of bearings in rotating machinery, evaluating the integrity or amount of insulation in a building or container and locating roof leaks and related damage.

     Research and Development
     ------------------------

    Thermal imaging is a useful tool in a wide variety of research and development applications because of its non-destructive analysis capability. Thermal imaging can be effectively used in the research and design of components or products as many component and product designs involve the use or control of heatFor example, thermal imaging is used in laser design to determine the power distribution of the beam, in the development of diesel engines using ceramic-coated pistons to determine proper adhesion of the ceramic to the metal piston and in the design of rubber tires to evaluate uniform heat distribution. Research and development applications typically require very high performance systems with extensive software capabilities and tools to analyze the thermal image.

     Manufacturing Process
     ---------------------

    The ability to determine whether a manufacturing control process will produce acceptable results at the earliest point in the production cycle is critical to quality assurance and cost reduction. Thermal imaging and image analysis allow for the monitoring and control of heat, which is used in virtually all industrial processes. Similarly, thermal-imaging systems can identify moisture and contaminants and help identify the thickness of material as well as the integrity of the bonding of composite materials. Thermal imaging applications for manufacturing process control are varied and extensive, including monitoring the quality of metal, plastic and glass cast parts, which are highly dependent upon the temperature distribution in the mould, monitoring the quality of paper, which is dependent upon proper and even moisture distribution during the drying process, and monitoring the quality of products such as rubber gloves, which can be thermally examined to locate abnormally warm or cool spots, indicating non-uniform thickness that may result in a quality defect.

     Airborne Observation and Broadcast
     ----------------------------------

     The use of airborne observation and broadcast systems is becoming a standard tool for television stations and broadcast networks. This technology is also used by law enforcement agencies around the world for surveillance, suspect search and apprehension and officer support. This market segment typically requires either very high performance daylight cameras or dual imaging systems with both visible light and thermal imaging capabilities, in addition to state-of-the-art stabilization, the ability to provide jitter-free images from great distances, and the ability to downlink the information from the aircraft to the production studio or command center on a real-time basis. Applications should increase as system size and weight continue to decline, enabling the use of systems on small and weight-restricted helicopters. In addition, law enforcement agencies have established thermal imaging as a primary support tool and should continue to take advantage of favorable prices.

     New Commercial Market
     ---------------------

     New market segments for thermal imaging are opportunities developing due to the availability, cost effectiveness and enhanced performance characteristics of uncooled thermal imaging technology. Machine vision and fire fighting are near-term market opportunities, while landing guidance; maritime navigation, security and handheld law enforcement support represent future growth opportunities. Machine vision is a manufacturing process control that allows for real-time, fully automated regulation and guidance of the assembly or manufacturing process. As system prices decline, uncooled thermal imaging technology will provide cost effective solutions for a wide variety of new commercial applications.

     Government Market
     -----------------

     The government market is also comprised of a broad range of thermal imaging applications. Although the majority of government applications require the use of cooled technology, uncooled thermal imaging systems can be used for ground-based security, handheld observation and mine detection applications. Customers in the government market demand competitively priced systems that can be mounted on a variety of helicopters, airplanes and ships, operate in different climatic conditions and perform a variety of tasks requiring high image resolution quality and substantial image stabilization.

     The market for Infrared Imaging Cameras continues to show strong growth. Vision Systems estimates that industry revenues for North American suppliers in 1999 totaled $2.11 billion, compared with $1.86 billion in 1998. The numbers reflect worldwide sales and value-added original equipment manufacturer components. The market for Infrared Imaging Equipment is greater in Europe due to less restrictive government policy with respect to the technology. Vision Systems estimates the worldwide market for Infrared Imaging equipment to be between 8 to 10 billion dollars annually.


Independent Agents

     The Company intends to distribute its infrared imaging cameras and infrared night vision systems through outside distributors and sales consultants in Taiwan, South Korea, Spain, Egypt, China, Australia, the United States and Singapore.

Business Strategy

     Management of the Company believes that there is a global market for equipment relating to online vibration monitoring system products and infrared imaging cameras and infrared night vision system products. The Company intends to focus its expansion efforts predominately on the Asian and European markets and continue to develop its North American market. The Company intends to continue to support, train and expand its existing network of distributors and sales consultants. The market for the equipment manufactured and distributed by the Company is generally described as industrial production facilities that use rotating machinery and electrical equipment in their process such as utilities, petroleum and petrochemical plants, chemical production facilities, pulp and paper mills, sawmills, shipyards and almost any manufacturing plant.

Additionally the products have applications in the aerospace, medical and research industries. Potential enhancements and a redesign of the products will allow the products in the telecommunications applications to be used.
The Company's principal operating strategy is to develop and position products that take advantage of opportunities arising from the significant and ongoing changes in the machine condition monitoring industry. The industry is a multibillion-dollar capital-intensive industry. The Company anticipates that the current move toward deregulation in the North American and European electric utility industries will increase market demand for companies, which offer products that reduce utilities' operating costs, enhance equipment efficiency and flexibility and extend the expected useful lives of fixed assets.

     The Company also intends to employ a growth strategy pursuant to which it will identify and develop additional products related to its core technologies and products. In this respect, it has recently commenced development efforts on its CMTrend Integrated Condition Monitoring Software Package. This software package will integrate different technologies to allow a comparative analysis of equipment monitoring. The Company also intends to acquire outside synergistic or alternative technologies and products.

     Management of the Company believes that its sales and marketing organization is very experienced in the industrial production industry and intends to expand the manufacture and its distribution of its products throughout the world with a combination of direct sales, independent representatives and distributors, application engineers and service centers. The process of selling and marketing the Company's products involves extensive product promotion, technical selling and after-sales support.

     The Company is well positioned to take advantage of the emerging and expanding Asian economies and to take advantage of the opportunities these economies present.

     The Company has developed a customer service niche in the industry that larger more rigid companies cannot compete with. The Company's size allows it to adapt and modify its products to customer's specific needs. Additionally the Company's efficient operations and corporate diversity allow it to sell its products, which are equal to or superior to the competitor's products at a better price.

     The application of condition monitoring techniques has grown in importance over recent years to become central to the maintenance function. The Company can provide the technical knowledge to implement and apply the full range of condition monitoring techniques. More importantly, the Company has the field proven practical experience to ensure that the potential business benefits of condition monitoring are realized in a sustainable way.

     The Company has developed strategies to increase the existing market share currently held by Cantronic Systems Inc. The Company will take advantage of the growth and worldwide acceptance of the Internet as a communications tool by developing a Web site to provide online technical information, customer training, and an online customer information exchange forum. The website will additionally provide sales and marketing avenues and online software upgrades and customer assistance.

     The Company has direct sales offices in North America and China and distributors/consultants in Taiwan, Korea, Singapore, Egypt and China with respect to condition monitoring and intends to establish offices in these countries. The Company intends to expand this distribution network to cover most of the countries in Europe, Latin America, Asia, Australia, South Africa and North America. The Company further intends to continue to grow through mergers and acquisitions and will utilize joint venture opportunities to gain market share.

     The Company intends to create, expand and develop research and development centers in Asia and North America. The Company will use a virtual private network technology to link and operate the centers. Virtual private network will allow the centers to communicate and operate as a single entity.

     The expanded manufacturing facilities of the Company combined with the efficient operational and administrative systems will provide the Company with economies of scale and low overhead making it very competitive with a low manufacturing cost.

Intellectual Property

     The Company relies upon confidentiality agreements to be entered into by all employees, directors, officers, consultants and contractors to protect its intellectual property. The Company intends to register all of its intellectual property in the future.

Sources of Raw Materials and Principal Suppliers

     There are no principal suppliers or sources of raw materials upon which the Company is dependent. The present suppliers or sources of raw materials can be changed without any detrimental effect on the operations of the Company.

Government Approval

     The Company's infrared imaging products are a controlled commodity which requires valid export license from the Government of Canada and in some cases may also require export license from the US Department of State. The Company needs to apply for these licenses once customers place their orders. The export license can be individual or general depending upon the country of export. The Company's other products such as vibration monitoring systems are not controlled and therefore do not require export licenses.

Employees

     The Company has a total of 14 full-time employees and two part-time employees.

Material Agreements

     Acquisition of Cantronic Systems Inc., a British Columbia Corporation

     On December 18, 2000, the Company (formerly known as Solo & Hurst, Inc.) acquired all of the outstanding common stock of Cantronic Systems, Inc., a corporation incorporated pursuant to the laws of the Province of British Columbia, Canada in a business combination described as a "reverse acquisition." For accounting purposes, the transaction has been treated as the acquisition of Solo & Hurst by Cantronic Systems Inc. As part of the transaction, Solo & Hurst changed its name to Cantronics Corporation. Immediately prior to the transaction, Solo & Hurst had 60,000,000 shares of common stock outstanding (after taking into account the 20 for 1 forward split). As part of Solo & Hurst's reorganization with Cantronic Systems, Inc., Solo & Hurst Shareholders turned over 59,000,000 shares of its common stock (after taking into account the 20 for 1 forward split) to the shareholders and affiliates of Cantronic Systems Inc. in exchange for 100% of the common shares of Cantronic Systems Inc.

     The transaction was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Cantronic Systems Inc. The value assigned to common stock of the Company on the acquisition based on the fair value of the net assets of the Company at the date of acquisition was $Nil.

     Acquisition of Academy of Infrared Thermography, Inc. a Washington corporation and Condition Monitoring Training Institute, Inc. a British Columbia Corporation

     On February 2, 2001, the Company acquired Academy of Infrared Thermography, Inc., a Washington corporation, and Condition Monitoring Training Institute, Inc., a corporation organized pursuant to the laws of the Province of British Columbia. The Company issued 2,750,000 common shares to Ron Newport ("Mr. Newport"), the President of Academy of Infrared Thermography, Inc. and Condition Monitoring Training Institute, Inc. in exchange for 100% of all of the issued and outstanding shares of Academy of Infrared Thermography, Inc., and Condition Monitoring Training Institute, Inc. The 2,750,000 common shares contain the following voluntary restrictions: 1,500,000 common shares are restricted for three years and the remaining 1,250,000 common shares are restricted for five years. Mr. Newport has accepted employment with the Company for a period of five years with an option to extend his employment for an additional five years at an annual salary of CDN$75,000 and CDN$25,000 in common shares of the Company. The Company is currently negotiating the terms of the employment agreement with Mr. Newport.

The acquisition of CMTI and AIRT was accounted for using the purchase method with a value of $0.75 assigned to each share of common stock issued to Mr. Newport, based upon the share price obtained on a private placement with various individuals being negotiated concurrently with the acquisition of CMTI and AIRT.

     Consulting and Employment Agreements

     The Company is currently negotiating the terms of an employment agreement with Mr. Newport, Vice-President, Infrared Imaging.

RISK FACTORS

     The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. The Company recommends careful consideration of the following risks and uncertainties in addition to other information in this Annual Report in evaluating the Company and its business before purchasing shares of its common stock. Certain risks are associated with the Company's business, including the following:

     Technological Change

     The Company's markets are subject to rapid technological change. Such changes require it to devote significant resources to incorporating new technology into its products while often maintaining existing products that use older technology. Although the Company expects sales of its products to continue generating a significant portion of its revenue, the Company must always be prepared to offer products that incorporate new technology. Delays in the introduction or shipment of new or enhanced products, the Company's inability to timely develop and introduce such new products, the failure of such products to gain significant market acceptance, problems associated with new product transitions or the introduction or market acceptance of competing technology that renders its technology obsolete or less desirable would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition

     Competition in the market for the Company's equipment is significant. The rapid technological advances also result in increased competition within the industry. The speed with which companies can identify new applications for existing products, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. Additionally, the Company's products compete indirectly with numerous other products such as image intensifiers and low-light cameras for limited military and governmental funds.

     Financial Resources

     Many of the Company's competitors have greater financial, technical and marketing resources. All of these factors result in greater challenges from the Company's existing competitors as well as increasing competition from new challengers and require the Company to continue investing in and focusing on research and development and new product innovation. No assurance can be given that the Company will be able to compete effectively in the future.

     Dependence on Key Customers

     The Company's customers are companies primarily involved in technology-related industries. The Company's business and growth is largely dependent on the continued demand for the Company's products from customers in technology-related industries and industries targeted by the Company. A loss of any one of the Company's key customers could have a material adverse effect on the Company's business, results of operations, growth prospects and financial condition.

     Doing Business in Asia Exposes the Company to Additional Risks

     The Company markets its products to customers substantially located in Asia. Consequently, investment in the Company may be adversely affected by the political, social and economic environment in Asia. Under its current leadership, Asia has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Moreover, economic reforms and growth in Asia have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of Asia.

     Development of New Products

     The Company depends upon the successful development and acceptance of new products. The Company's future success depends on its ability to continue to improve its existing products and to develop new products using the latest technology that can satisfy customer requirements. The Company is also investing a significant amount of its financial resources in the enhancement of some of its existing products. The Company cannot be certain that it will successfully complete these enhancements within the necessary time period or that customers will accept its new products, or any future products.

     Proprietary Technology

     The Company may be unable to adequately protect its proprietary technology. The Company's ability to compete successfully and achieve future revenue growth depends in part on its ability to protect the proprietary technology and operate without infringing the rights of others. To accomplish this, the Company relies on a combination of confidentiality agreements and contractual provisions to protect its proprietary rights. Any failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations. All directors, officers, employees and contractors of the Company are required to enter into confidentiality agreements with the Company.

     Defects or Errors

     The Company's products may suffer from defects or errors. The Company's products use complex system designs and components that may contain errors or defects, particularly when new technology is incorporated into its products or new versions are released. While the Company has not yet had to recall a product, if any of its products are defective, the Company might be required to redesign or recall those products or pay damages. Such an event could result in significant expenses, disrupt sales and affect the Company's reputation and that of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Key Personnel

     The future success of the Company is dependent upon its ability to attract and retain key management personnel. The development of the Company could be materially affected if it is unable to attract financial and management personnel and technical development individuals. The Company faces competition from industry to hire and maintain key personnel.

     The Company is dependent upon the personal efforts and commitment of the management of the Company, particularly James Zahn, who is responsible for the development of current and future products. The Company is highly independent on James Zahn, and the loss of his services would significantly impede the Company's achievement of its objectives.

     Need for Additional Resources for Growth

     The Company is uncertain of its ability to obtain additional financing for future capital needs. The Company will need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favourable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, then the Company's ability to fund its expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures could be significantly limited. Such limitation could have a material adverse effect on the Company's business, results of operations, financial condition and/or prospects.

     Limited Operating History

     Cantronic Systems Inc. (the Company's predecessor business) was incorporated on February 28, 1997. As such, the Company has a relatively limited operating history. The Company has recorded net income for each of the last two fiscal years, including income of $47,241 for the year ended January 31, 2001 and $65,144 for the year ended January 31, 2000. The Company incurred losses prior to the January 31, 2000 fiscal year. There can be no assurance that the Company will generate enough revenues from its operations to generate a profit in the future, if at all.

     Working Capital Requirements

     As of January 31, 2001, the Company had working capital deficiency of $130,999, which includes $281,826 payable to the Company's directors. These amounts due to the directors are due on demand. The Company currently anticipates that it will fund its growth from revenues and cash flow from operations. However, the Company's working capital requirements may increase substantially in order to accommodate growth if the Company identifies new opportunities to expand its operations and elects to aggressively pursue new markets or to offer new services.

     There can be no assurance that the Company will be successful in funding current operations from operating cash flow nor is there any assurance that, if needed, the required financing for its expansion strategy will be on terms acceptable to the Company, if at all. If the Company cannot obtain sufficient funds to finance current operations or necessary expansion costs (if any), some or all of its plans may be significantly delayed or abandoned.

ITEM 2.     PROPERTIES.

     The Company entered into a premises lease dated July 15, 1998 related to its executive office and production facility at 116-3823 Henning Drive Burnaby, British Columbia, Canada, V5C 6P3. The lease expires on July 30, 2001. The Company pays a monthly rent of $1,384 under the terms of the lease. Management of the Company has commenced negotiations for a lease of larger premises.

ITEM 3.     LEGAL PROCEEDINGS.

     To the best of its knowledge, the Company is not subject to any active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.


ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Solo & Hurst, Inc. filed a registration statement with the Securities and Exchange Commission on January 24, 2000. The Company's common shares have never traded on any stock exchange or quotation system.

     Based upon the Company's records, as of May 31, 2001, there were 48 shareholders of record of the Company's common shares. Holders with United States addresses collectively held 1,075,000 common shares, or approximately two percent (2%) of the Company's 63,243,600 issued and outstanding common shares.

     The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future. The future dividend policy of the Company will be determined from time to time by the Board of Directors.

     Recent Sales of Unregistered Securities.

     The following sets forth certain information concerning the currently outstanding securities of the Company which the Company sold or issued during the last fiscal year without the registration of the securities under the Securities Act in reliance on exemptions from such registration requirements.

     On February 2, 2001, the Company acquired 100% of the issued and outstanding share capital of CMTI, a company incorporated pursuant to the laws of the Province of British Columbia, and it's wholly owned US subsidiary, AIRT, in a share exchange transaction. As a result of the transaction, the Company issued 2,750,000 common shares to the shareholders of CMTI. The issuance of the securities was made in reliance on an exemption from registration with the commission provided by section 4(2) of the Securities Act of 1933, as amended, and rule 504 of regulation D promulgated thereunder by the Securities and Exchange Commission.

     Under the Private Placement Memorandum dated February 3, 2001 the company offered a minimum of 200,000 Common Shares and a maximum of 8,000,000 Common Shares at $0.75 Per Share. As of May 31, 2001, in connection with this Private Placement Memorandum, the Company sold 418,600 Common Shares for a total proceeds of $313,950. These Common Shares have not been approved or disapproved by the Securities And Exchange Commission nor any state or provincial securities administrator, including the British Columbia Securities Commission. The offering was made in reliance on an exemption from registration with the commission provided by the section 4(2) of the Securities Act of 1933, as amended, and rule 506 of regulation D promulgated thereunder by the Securities and Exchange Commission. As there is no market for these securities, it may be difficult or even impossible for the purchaser to sell them.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".

SUMMARY FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's consolidated operating results and financial position for the years ended January 31, 2001 and 2000 which are derived from the audited financial statements appearing elsewhere in this Annual Report. As a result of our acquisition of Cantronic Systems Inc. (CSI) via reverse acquisition on December 18, 2000, our financial statements are presented as a continuation of CSI. Accordingly, financial information pertaining to periods prior to the acquisition is that of CSI. The information set forth below should be read in conjunction with "Management's Discussion And Analysis of Financial Condition And Results of Operation" and our financial statements appearing elsewhere in this Annual Report.

     The Company was incorporated under the laws of the State of Nevada as Solo & Hurst, Inc., and was inactive until its acquisition of CSI. In December 2000, the Company acquired CSI through a share exchange agreement with the shareholder of CSI, which resulted in CSI becoming a wholly-owned subsidiary of Solo & Hurst, Inc.

     Concurrent with the acquisition, Solo & Hurst, Inc. changed its legal name to Cantronics Corporation. The Company is engaged in the operation of designing, manufacturing and marketing industrial condition monitoring equipment, and infrared imaging systems through its Canadian subsidiary CSI.

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statement and notes thereto included elsewhere in this document. The selected financial data and the Company's consolidated financial statements are expressed in U.S. dollars.

--------------------------------------------------------------------------------
                                                         Fiscal Year Ended
For the year ended January 31:                       2001            2000
--------------------------------------------------------------------------------
Sales                                            $1,113,392       $1,618,656
--------------------------------------------------------------------------------
Cost of sales                                       785,897        1,343,685
--------------------------------------------------------------------------------
Gross Profit                                        327,495          274,971
--------------------------------------------------------------------------------
General & Administrative Expenses                   306,003          187,685
--------------------------------------------------------------------------------
Income from operations                               21,492           87,286
--------------------------------------------------------------------------------
Net Income for the year                              47,241           65,144
--------------------------------------------------------------------------------
Net Income per share                                  0.001            0.001
--------------------------------------------------------------------------------
as at January 31:
--------------------------------------------------------------------------------
Working Capital (Deficiency)                       (130,999)        (185,387)
--------------------------------------------------------------------------------
Total Assets                                        851,610          813,773
--------------------------------------------------------------------------------
Total Liabilities                                   890,531          918,229
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)                      (38,921)        (104,456)
--------------------------------------------------------------------------------
Long-term obligations                                   NIL              NIL
--------------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis discusses trends in Company's financial condition and results of operations for the three fiscal years ended January 31, 2001 and 2000.

RESULTS OF OPERATIONS

     Sales for the twelve month period ended January 31, 2001 ("Fiscal 2001") decreased to $1,113,392 from $1,618,656 for the same period ended January 31, 2000 ("Fiscal 2000"), a decrease of 31%. Revenue will vary from year to year because the Company supplies product to its customers on large contract orders. At January 31, 2001 the Company had two large contracts in progress for which no revenue was recognized. These two large contracts were completed and shipped to the customers subsequent to January 31, 2001 and will be recognized as sales for the fiscal year ended January 31, 2002. The total sales value of these two contracts amounted to $876,500.

     Gross profit on sales increased by 19% from $274,971 in Fiscal 2000 to $327,495 in Fiscal 2001. The increase in gross profit, despite the 31% decline in sales during the same period was achieved by obtaining higher prices for the products of the Company.

     The Company's administrative expenses in Fiscal 2001 increased by $118,318 from Fiscal 2000 reflecting an increase in salary expense as a result of an increase in the number of full time employees and an increase in the amount of salaries paid to employees of the Company and an increase in professional fees as a result of the costs associated with the Company's reporting obligations in connection with the acquisition of Cantronic Systems Inc. and increased costs in connection with the audits of that company to comply with Securities Exchange Commission requirements.

     The substantial increase in administrative expenses in Fiscal 2001 resulted in a lower income from operations of $21,492, down from $87,286 from Fiscal 2000. Despite the decreased income from operations, net income for Fiscal 2001 was lower than Fiscal 2000 by only $17,903 to $47,241. This was substantially achieved through realized gains on the sales of available for sale investments in Fiscal 2001 of $13,604 (Fiscal 2000 - Nil). Additionally, the Company's tax expense was reduced by $34,287 substantially due to an increase in deferred tax assets as a result of higher tax rates in the expected years of reversal. Prior to the acquisition by Solo & Hurst, Inc., Cantronic Systems Inc. was eligible for a rate reduction of approximately 25% under the Canadian income tax act. Since being acquired by Solo & Hurst, Inc., Cantronic Systems Inc. is no longer eligible for that rate reduction, hence the adjustment to deferred tax assets in Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has generally financed its present level of operations from operating cash flow as supplemented by necessary advances from the
Company's directors.   Additionally, the Company's billing practices require
advance deposits from its customers before supplying products.

     As of January 31, 2001 the Company had working capital deficiency of $130,999, but cash and equivalents of $271,224 and an inventory of $145,843 as compared to $185,387, $363,535 and $0 respectively, at Fiscal 2000. Included in the working capital deficiency is an amount of $281,826 (Fiscal 2000 - $272,130) due to directors of the Company. The indebtedness to the directors is unsecured, non-interest bearing without any specific terms for repayment. The Company does not expect the indebtedness to the director to be repaid until sufficient working capital otherwise exists to discharge the liability. The Company believes that its cash flow from operations, will be sufficient to fund its cash requirements through the year ended January 31, 2002.

     Net cash provided by operating activities in Fiscal 2001 was $156,051 compared to $135,874 in Fiscal 2000. The increase in cash from operating activities was due to the collection of accounts receivable from sales occurring late in Fiscal 2000 and orders in progress at January 31, 2001 for which sales had not yet occurred, but advance deposits were received. Cash generated in these areas were offset by the reduction of payables associated with the sales occurring at the end of Fiscal 2000 and the Company's decision to start carrying inventory at January 31, 2001 where in previous years, no inventory on hand was maintained.

     Net cash used in investing activities in Fiscal 2001 was $238,776 compared to $38,095 used in Fiscal 2000. Purchases of property and equipment remained constant between the periods. Substantially the entire increase in Fiscal 2001 is attributable to the purchase of various available for sale investments in Fiscal 2001 of which $242,078 were still on hand at January 31, 2001. These investments were subsequently sold in March 2001 for approximately $236,000.

     During Fiscal 2001, the Company borrowed an additional $29,572 from a director compared to a net repayment to that director of $3,614 in Fiscal 2000. Also in Fiscal 2001, the Company repaid a $19,033 bank overdraft outstanding at January 31, 2000. As stated previously, the Company completed the acquisitions of Cantronic Systems Inc. (via reverse acquisition) and CMTI/AIRT. Both acquisitions were completed with common stock and did not result in the use of cash.

     The Company's business activities and operations have been funded to date through, among other things, sales from operation, which was $1,113,392 for Fiscal 2001. Although the Company believes it has sufficient working capital and will receive sufficient sales from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient sales from operations to meet its actual expenditure requirements. Subsequent to January 31, 2001, the Company raised a further $313,950 upon the issuance of 418,600 Common Shares pursuant to a private placement.

     In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offer new products and services to end users. If the Company's sales from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such cost exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company's business and results of operations.

OTHER MATTERS

     The Company was incorporated under the Nevada Corporation Code on February 25, 1998. The Company has three wholly owned operating subsidiaries, two of which are incorporated under the Company Act, British Columbia and the third one is incorporated in the state of Washington. The Company's financial results are quantified in U.S. dollars and a majority of the Company's obligations and expenditures with respect to its operations are incurred in U.S. dollars. The Company may in the future raise additional equity funding or financing denominated in Canadian dollars. Although the Company does not believe it currently has any materially significant market risks relating to its operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

     Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. As the Company has no derivative instruments
outstanding at   January 31, 2001, it has determined that these SFAS will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows on adoption.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in pages F-1 through F-17 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page F1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On March 19, 2001, on approval by the Board of Directors, the Company engaged BDO Dunwoody LLP, Chartered Accountants, to audit its consolidated financial statements for the fiscal year ended January 31, 2001. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Michael L. Stuck, CPA, the former auditor of the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The reports of Michael L. Stuck, CPA for the past two fiscal years did not contain any adverse opinion or any disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a going concern qualification with respect to the 2000 and 1999 fiscal years of Solo & Hurst, Inc. The decision to change accountants was based on the reverse acquisition with Cantronic Systems Inc. BDO Dunwoody LLP were the auditors of Cantronic Systems Inc., the continuing business. The Company changed its financial year end from December 31, to January 31 effective upon completion of the acquisition of Cantronic Systems Inc. to coincide with the year end of Cantronic Systems Inc.

     The Company did not consult BDO Dunwoody LLP, Chartered Accountants, regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company
By-Laws or the Nevada Corporation Code   The Company's last annual regular
general meeting was held on April 20, 2000. The Company's executive officers are appointed annually by the Board of Directors and hold office for one year, unless they sooner resign or cease to be directors in accordance with the Company By-Laws or the Nevada Corporation Code.

     Helen Leung, the Secretary, Treasurer and a member of the Board of Directors of the Company is the sister of James Zahn, the President, Chief Executive Officer and a member of the Board of Directors of the Company. There is no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer of the Company. The Company intends to maintain at least one independent director on its Board of Directors.

As of January 31, 2001,the following persons were directors and/or executive officers of the Company:

============================================================================================================================
Name and present office held                 Director/Officer since(2)               Principal occupation and if not at
                                                                                     present an elected director,
                                                                                     occupation during the preceding five
                                                                                     years
----------------------------------------------------------------------------------------------------------------------------
James Zahn (1)                               December 2000                           President and Chief Executive Officer
Port Moody, British Columbia,                                                        of the Company December 2000 to
Canada                                                                               date. Vice President of Cantronic
                                                                                     Systems Inc. since February 1997
President, Chief Executive Officer                                                   to date. Owner/Manager CSI Industrial
and Director                                                                         Systems Ltd. from 1992 to date.
----------------------------------------------------------------------------------------------------------------------------
Helen Leung                                  December 2000                           Secretary, Treasurer, Director and
Burnaby, British Columbia, Canada                                                    Executive Assistant of the Company
                                                                                     December 2000 to date.  Secretary,
Secretary, Treasurer and Director                                                    Treasurer, Director and Executive
                                                                                     Assistant of the Cantronic Systems Inc.
                                                                                     April 1997 to date. Student during
                                                                                     1996.
----------------------------------------------------------------------------------------------------------------------------
Paul Xiong (1)                               February 2001                           Chairman of Anderson International
HongKong, SAR, China                                                                 Holdings Limited in Hong Kong 1999
                                                                                     to present.  Vice-Chairman of China
Director                                                                             Power Investment Ltd. May 2000 to
                                                                                     date.  Vice-Chairman of Hefei World
                                                                                     Trade Centre Ltd 1995 to date.
----------------------------------------------------------------------------------------------------------------------------
Ron Newport                                  February 2001                           Vice President of Cantronics
Kamloops, BC, Canada                                                                 Corporation February 2001 to date.
                                                                                     Owner and Director of CMTI and
Vice President, Infrared Imaging                                                     AIRT from 1996 to February 2001.

============================================================================================================================

(1)     Member of the Company's audit committee.
(2) Directors and officers serve until their successors are nominated and appointed.

James Zahn, President, Chief Executive Officer and Director, Age 36

     Mr. Zahn is the founder of the Company. Mr. Zahn has guided all of the activities of the Company since its inception and continues to lead its efforts into the future. Mr. Zahn has conducted extensive worldwide research in the vibration condition monitoring and electro-optics fields, and is a prominent researcher in these industries. Mr. Zahn has a firmly established reputation as a mechanical Engineer. Mr. Zahn obtained a B.Sc. in Mechanical Engineering in 1984 from Zhejiang University, a Masters Degree in Mechanical Engineering China in 1987 from Zhejiang University, China; and a M. Sc. Degree, Mechanical Engineering in 1989 from the University of British Columbia, Mr. Zahn's was employed by Suncor Inc., Fort MacMurray, Alberta from 1989 to 1993 as a Rotating Equipment Engineer, at which time he also received Professional Engineer Status. From 1992 to the Present Mr. Zahn has been Owner/Manager of CSI Industrial Systems Ltd., Vancouver B.C, Canada.

Helen Leung, Secretary, Treasurer and Director,  Age 31

     Ms. Leung develops individual account development plans to establish an effective penetration strategy for the Company. Ms. Leung's duties also include maintaining accurate and comprehensive customer account information and she is responsible to administer and update the Company's Web site and advertisements. Ms. Leung's skills allow her to work effectively with associated internal sales network personnel and other external complimenting distribution channels.

Paul Xiong, Director, Age 40

     Paul Xiong is primarily responsible for the strategic planning and raising finance for the Company. Mr. Xiong has served as an executive director on the boards of several listed companies including King Pacific International Holdings Limited, previously called Yiuwing Holdings on the Hong Kong Stock Exchange and the Jenson International Inc. (JENS) OTCBB. Mr. Xiong was employed by the University of British Columbia as a research engineer from 1990 to 1992. Mr. Xiong was employed by MacMillan Bloedel Research in Canada as a research scientist from 1992 to 1993. Mr. Xiong obtained a Master's Degree in Engineering in 1984 from Anhui Agricultural University, China; and a Master's Degree in Science in 1990 from the University of British Columbia.

Ron Newport, Vice-President, Infrared Imaging, Age 49

     Mr. Newport is the founder of AIRT. Mr. Newport has 22 years in the infrared thermography industry. Mr. Newport has guided all AIRT's activities since inception over 20 year ago and will lead Cantronics' infrared activities in the future. Mr. Newport is recognized as the leading educator, developer, and promoter of infrared thermography. Mr. Newport has published may articles with respect to infrared thermography. Mr Newport speaks at conferences and symposia throughout the world, for organizations such as the organization for Predictive and Preventive Maintenance, the organization for American Society of Non-Destructive Testing, and the organization for Maintenance Technology, United Kingdom. Mr. Newport also works on many committees developing and establishing standards and procedures for infrared thermography, such as ASNT T/IR Committee, ISO Infrared method, International Thermography Association. (the "ITA"). Mr. Newport is the Chairman of the ITA.

     Members of the Board of Directors are elected by the holders of the Company's common shares to represent the interests of all shareholders. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself.

     Board Committees

     The only standing committee of the Board of Directors of the Company is an Audit Committee. The Audit Committee of the Company's Board of Directors currently consists of three individuals, being two directors and an officer of the Company. This committee is directed to review the scope, cost and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company's independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters. Such reviews are carried out with the assistance of the Company's auditors and senior financial management. None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

     Board and Committee Meetings

     During 2000, the Board of Directors met only once including participants by telephone. Each director attended the Board meeting and meeting of Committees on which they served. During 2000, the Audit Committee was not required and therefore did not meet. Subsequent to January 31, 2001, the Board of Directors met once. There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.

     Section 16(a) Beneficial Ownership Reporting Compliance

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Shares as of January 31, 2001 for, each of the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Shares. Except as otherwise indicated, the Company believes the beneficial owners of the Common Shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

-------------------------------------------------------------------------------------------------------------
       Title of Class     Identity of Persons or           Number of Shares       Percentage of Class (1)
                                  Group                         Owned
-------------------------------------------------------------------------------------------------------------

Common Shares              James Zahn                        7,200,000               12%
-------------------------------------------------------------------------------------------------------------
Common Shares              Helen Leung                         462,000                0.8%
-------------------------------------------------------------------------------------------------------------
Common Shares              Paul Xiong                              NIL                0%
-------------------------------------------------------------------------------------------------------------
Common Shares              Caillan Yu                        9,000,000               15%
-------------------------------------------------------------------------------------------------------------
Common Shares              Zhan International Corp.         20,400,000               34%
-------------------------------------------------------------------------------------------------------------
Common Shares              Ron Newport                             NIL                0%
-------------------------------------------------------------------------------------------------------------

     (1) Based on the 60,000,000 common shares outstanding as of January 31, 2001.

     The individuals and corporation mentioned above have failed to file on a timely basis, reports required by section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

     Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors makes separate remuneration to any director undertaking services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received any compensation for his services as a director, including any committee participation or special assignments.

     The following table sets forth the compensation paid to the Company's Named Executive Officer for the years indicated. No other Named Executive Officer of the Company earned a salary and bonus for such fiscal year in excess of $100,000.

===================================================================================================================================
                                              Annual Compensation                        Long Term Compensation
                                  ---------------------------------------------------------------------------------------
                                                                                               Awards          Payouts
                                                                                    Securities     Restricted
                                                                        Other         Under         Shares or
                                                                       Annual       Options/       Restricted            All Other
                                                                      Compen-         SARs            Share      LTIP    Compensa-
    Names and                         Salary(1)       Bonus            sation       Granted           Units     Payouts     tion
    Principal            Year Ended     ($)            ($)               ($)          (#)              ($)        ($)        ($)
    Position
===================================================================================================================================
James Zahn              2001/01/31    53,849           Nil              Nil           Nil              Nil         Nil      Nil
President and
Chief Executive
Officer                 2000/01/31    53,945           Nil              Nil           Nil              Nil         Nil      Nil
-----------------------------------------------------------------------------------------------------------------------------------

(1)     All dollar amounts are in US dollars.

(2) "SAR" or "stock appreciation right" means a right granted by the Company, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Company.
(3) "LTIP" or "long term incentive plan" means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Compensation of Directors

     The Company has no standard arrangement pursuant to which any of the other directors are compensated by the Company for their services in their capacity as directors.

     Option Grants

     No stock options or stock appreciation rights were granted by the Company during the last fiscal year of the Company ended January 31, 2001.

     Options Outstanding And Option Exercises

     No stock options or stock appreciation rights of the Company were outstanding during the last fiscal year of the Company ended January 31, 2001.

     Report On Repricing Of Options/Stock Appreciation Rights

     The Company did not re-price any incentive stock options or stock appreciation rights during the fiscal year of the Company ended January 31, 2001.

     Long Term Incentive Plans

     The Company did not award any long term incentive plans during the fiscal year of the Company ended January 31, 2001.

     Employment and Employee Incentive Contracts

     The Company has no plan or arrangement whereby any Named Executive Officer may be compensated in an amount exceeding $100,000 in the event of that officer's resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a subsidiary or a change in the Named Executive Officer's responsibilities following such a change of control.

     The Company is currently negotiating an employment agreement with Mr. Newport, Vice-President, Infrared Imaging for an expected term of five years which will end on January 31, 2006. The Company expects to pay Mr. Newport an annual salary of CDN$75,000 plus CDN$25,000 in common shares of the Company.

     There are no other consulting or employment agreements by the Company.

     Director Compensation

     The Company does not currently pay any cash compensation to directors for serving on its Board of Directors, however it does reimburse directors for out-of-pocket expenses for attending board and committee meetings. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

     Indemnification of Directors, Officers and Others

     The articles of incorporation of the Company limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The articles of incorporation and bylaws of the Company provide that the Company may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The bylaws of the Company permit the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. The Company does not currently have such an insurance policy in place.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is authorized to issue 90,000,000 common shares (the "Common Shares") with a par value of $0.001 per Common Share and 5,000,000 preferred shares (the "Preferred Shares") with a par value of $0.001 per Preferred Share. As of January 31, 2001, 60,000,000 Common Shares and no Preferred Shares were issued and outstanding. As of May 31, 2001, 63,243,600 Common Shares and No Preferred Shares were issued and outstanding.

     Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Shares as of January 31, 2001 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's Common Shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

-------------------------------------------------------------------------------------------------------------
       Title of Class     Identity of Persons or           Number of Shares       Percentage of Class (1)
                                  Group                         Owned
-------------------------------------------------------------------------------------------------------------

Common Shares              James Zahn                        7,200,000               12%
-------------------------------------------------------------------------------------------------------------
Common Shares              Helen Leung                         462,000                0.8%
-------------------------------------------------------------------------------------------------------------
Common Shares              Paul Xiong                              NIL                0%
-------------------------------------------------------------------------------------------------------------
Common Shares              Caillan Yu                        9,000,000               15%
-------------------------------------------------------------------------------------------------------------
Common Shares              Zhan International Corp.         20,400,000               34%
-------------------------------------------------------------------------------------------------------------
Common Shares              Ron Newport                             NIL                0%
-------------------------------------------------------------------------------------------------------------
Common Shares              Officers and Directors,           7,662,000               12.8%
                           as a group
-------------------------------------------------------------------------------------------------------------

(1) Based on the 60,000,000 common shares outstanding as of January 31, 2001.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding common shares as of May 31, 2001 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

-------------------------------------------------------------------------------------------------------------
       Title of Class     Identity of Persons or           Number of Shares       Percentage of Class (1)
                                  Group                         Owned
-------------------------------------------------------------------------------------------------------------

Common Shares              James Zahn                        7,200,000               12%
-------------------------------------------------------------------------------------------------------------
Common Shares              Helen Leung                         462,000                0.8%
-------------------------------------------------------------------------------------------------------------
Common Shares              Paul Xiong                              NIL                 NIL
-------------------------------------------------------------------------------------------------------------
Common Shares              Caillan Yu                        9,000,000               14.2%
-------------------------------------------------------------------------------------------------------------
Common Shares              Zhan International Corp.         20,400,000               32.2%
-------------------------------------------------------------------------------------------------------------
Common Shares              Ron Newport                       2,750,000                4.3%
-------------------------------------------------------------------------------------------------------------
Common Shares              Officers and Directors,          10,412,000               16.5%
                           as a group
-------------------------------------------------------------------------------------------------------------


(1)     Based on the 63,243,600 shares outstanding as of May 31, 2001.

     There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for:(a) the transactions described below; (b) the ownership of the Company's securities; (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company's outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended January 31, 2001 and 2000, in any transaction or proposed transaction which may materially affect the Company.

     James Zahn is indirectly a minority shareholder of Beijing Saisiai M & E Equipment Co. Ltd.) ("BSME"). Sales of BSME accounted for approximately 23% of the Company's sales in the financial year ended January 31, 2001 (year ended January 31, 2000 - 10%). BSME also performs various services for the Company. These transactions are in the normal course of business and are measured at the exchange value (the amount of consideration established and agreed to by the related parties).

     On February 2, 2001, the Company merged with Academy of Infrared Thermography, Inc., a Washington corporation, and Condition Monitoring Training Institute, Inc., a corporation organized pursuant to the laws of the Province of British Columbia. The Company issued 2,750,000 common shares to Ron Newport ("Mr. Newport"), the President of Academy of Infrared Thermography, Inc. and Condition Monitoring Training Institute, Inc. in exchange for 100% of all of the issued and outstanding shares of Academy of Infrared Thermography, Inc., and Condition Monitoring Training Institute, Inc. The 2,750,000 shares contain the following voluntary restrictions: 1,500,000 shares are restricted for three years and the remaining 1,250,000 shares are restricted for five years. Mr. Newport has accepted employment with the Company for five years with an option to extend it up to an additional five years in exchange for an annual salary of CDN$75,000 in cash and CDN$25,000 in common shares of the Company. The Company is currently negotiating the terms of an employment agreement with Mr. Newport.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

2.1 Agreement and plan of reorganization between Solo & Hurst, Inc. and Cantronic Systems, Inc. dated December 18, 2000.

2.2 Agreement and plan of reorganization between Cantronics Corporation and Academy of Infrared Thermography, Inc. and Condition Monitoring Training Institute, Inc. dated February 2, 2001.

3.1 Certificate of Corporate Charter of Solo & Hurst, Inc. dated February 25, 1998.
3.2     By-Laws of Solo & Hurst, Inc.
3.3     Articles of Solo & Hurst, Inc.
3.4 Certificate of Amendment to Articles of Incorporation of Solo & Hurst Inc. dated January 5, 2001 to change the corporate name to Cantronics Corporation.
3.5     Certificate of Amendment to Articles of Incorporation dated January 26,
        2001.

10.1 Lease Agreement between Dijon Trading (Canada) Inc. and Cantronics Systems Inc. dated July 15, 1998.
10.2 Letter of Intent between Cantronics Corporation and Ron Newport dated January 25, 2001.

21.1 List of directly or indirectly wholly owned subsidiaries of the Company.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following financial statements pertaining to the Company and its subsidiary are filed as part of this Annual Report.

Independent Auditors' Report dated April 7, 2001

Consolidated Balance Sheets as at January 31, 2001 and 2000

Consolidated Statements of Operations for the years ended January 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Deficit for the years ended January 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended January 31, 2001 and 2000

Summary of Significant Accounting Policies

Notes to the Consolidated Financial Statements

                                      SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CANTRONICS CORPORATION


     Date:  July 4, 2001                       /s/  James  Zahn
                                               ---------------------------------

                                               James Zahn, President


                                  POWER OF ATTORNEY

KNOW ALL THESE MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Zahn and Helen Leung, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                                Date
---------                          -----                                ----

/s/ James Zahn                President, Chief Executive            July 4, 2001
                              Officer and Director
                              (principal executive officer)
                              James Zahn

/s/ Helen Leung               Treasurer and Director                July 4, 2001
                              (principal financing officer)
                              Helen Leung


/s/ Anil Lodhia               Chief Financial Officer               July 4, 2001
                              Anil Lodhia

Exhibit 2.1


                        AGREEMENT AND PLAN OF REORGANIZATION


                                     BETWEEN


                               SOLO & HURST, INC.

                                       AND



                             CANTRONIC SYSTEMS, INC.

                             as of December 18, 2000

                                TABLE OF CONTENTS

1.     Plan of Reorganization                                                 4

2.     Exchange of Shares                                                     4

3.     Closing                                                                5

4.     Tax-Free Exchange                                                      5

5.     Representations and Warranties of CNTR                                 5

6.     Representations and Warranties of SOLO                                 8

7.     Covenants of CNTR                                                      16

8.     Covenants of SOLO                                                      17

9.     Conditions Precedent to Closing                                        18

10.    Indemnification                                                        20

11.    CNTR's Investment Intent                                               20

12.    Conduct of SOLO and CNTR Prior to the
       Closing Date                                                           21

13.    Access and Information                                                 21

14.    Expenses                                                               22

15.    Termination                                                            22

16.    Effect on Termination                                                  22

17.    Meaning of "Material"                                                  23

18.    Amendment                                                              23

19.    Waiver                                                                 23

20.    Broker and Investment Banking Fees                                     23

21.    Binding Effect                                                         23

22.    Entire Agreement                                                       23

23.    Governing Law                                                          23

24.    Arbitration                                                            23

25.    Originals                                                              24

26.    Addresses of the Parties                                               24

27.    Notices                                                                24

28.    Release of Information                                                 25

     AGREEMENT AND PLAN OF REORGANIZATION, dated as of 18th December-2000 (the "Agreement") , among Solo & Hurst, Inc., a corporation organized under and pursuant to the laws of the State of Nevada ("SOLO"), with their principal office at 7641 E. Gray Road, Suite G, Scottsdale, Arizona 85260, a corporation organized under and pursuant to the laws of the Province of British Columbia, Canada ("CNTR"), with its principal office at 116-3823 Henning Drive, Burnaby, British Columbia V5C GP3.

                                   WITNESSETH:

     WHEREAS, SOLO desires, pursuant to this Agreement, to exchange 98% of all of its issued and outstanding one-tenth of a cent par value common shares in favor of the shareholders of CNTR; and

     WHEREAS, CNTR is willing, pursuant to this Agreement, to exchange all of its CNTR Common Shares in exchange for Common Stock of SOLO upon the terms and conditions hereinafter set forth and for the purpose of carrying out a tax free exchange within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code,,); and

     WHEREAS, in 9rder to carry out the foregoing intents, SOLO, and CNTR desire to enter into and adopt this Agreement.

     NOW, THEREFORE, in consideration for the exchange of securities herein enumerated and other good and valuable consideration, the receipt and adequacy of which is hereby jointly and severally acknowledged and accepted, the parties hereby agree as follows:

     1.     Plan of Reorganization.  It is the express written intention of the
            -----------------------
parties that 98% of the SOLO Common Shares shall be acquired by CNTR and that SOLO issue Common Stock to the following individuals and entities directly affiliated with CNTR or indirectly affiliated with CNTR:

              NAME               COMMON SHARES DISTRIBUTED

         -------------------     -------------------------------------

         -------------------     -------------------------------------

         -------------------     -------------------------------------


     For purposes of the current Agreement SOLO currently has 3,000,000 shares issued and outstanding in the float. After acquisition of CNTR herein by SOLO there shall be 50,000 shares issued and outstanding.

     2.     Exchange of Shares.  By virtue of their respective execution of this
            -------------------
Agreement, CNTR hereby consents that on the Closing Date (as hereinafter defined) the SOLO Common Shares shall be exchanged with CNTR solely in consideration for all of the issued and outstanding Common Stock of CNTR. CNTR warrants that it only has issued and outstanding One (1) share of its Common Stock. SOLO shall through its authorized agent deliver to CNTR 2,950,000 Common Shares of its Common Stock at a par value of $.001 per share to be delivered in the names and amounts so designated by CNTR to receive them. Upon consummation of the merger, CNTR, shall cause to be issued 75,000 Common-Shares of the new entities Common Stock to the following individuals and/or entities to be named by SOLO's authorized agent:

NAME                                                       NUMBER OF SHARES

Jack D. Kelley Associates                                      37,500

American International Investors, Ltd.                         37,500

The Officers, Directors and Agents of SOLO understand that the 75,000 Common Shares to be issued to them is a firm figure and not subject to any floor, percentage, or anti-dilution clause by and between SOLO and CNTR.

     3.     Closing.  The closing of the exchange of the SOLO Common Shares and
            --------
the CNTR Common Stock (the "Closing") shall take place at 11:00 AM local time on or before the 18th day of December 2000 at the offices of Joseph L. Pittera, Esq., attorney for CNTR located at 2214 Torrance Boulevard, Suite 101, Torrance, California 90501 or such other time and place upon which the parties may agree. The day which the Closing actually occurs is herein sometimes referred to as the "Closing Date". In the event the closing does not occur on or before December 18th, 2000, and unless extended by mutual consent in writing or unless such failure to close is by reason of a material breach by a party of its obligations under this Agreement, then SOLO, and CNTR shall return all information and documentation exchanged or delivered hereunder to the party or parties furnishing the same and thereafter this Agreement shall be deemed to be null and void and of no further force or effect. In the event the failure to close is caused by the material breach by a party of its obligations under this Agreement, then the non-breaching party may enforce its rights under this Agreement including the right to seek specific performance and/or damages as provided in Section 17 of this Agreement.

     4.     Tax-Free Exchange.  Each party hereto intends that the transaction
            ------------------
embodied by this Agreement shall be and shall qualify as a reorganization and a tax-free exchange under Section 368 (a) (1) (C) of the Code; and in furtherance thereof, each party hereby agrees not to take any action which would impair the treatment of the exchange as a tax-free reorganization for tax purposes. However, the inability to consummate the transaction on a tax-free basis will not affect the validity or enforceability of this Agreement.

     5.     Representations and Warranties of CNTR.  By virtue of its execution
            ---------------------------------------
of this Agreement, and except as expressly modified by the information set forth on any and all schedules or exhibits annexed to this Agreement and incorporated herein by reference, CNTR hereby represents and warrants to SOLO as follows:

     (a) It is the sole record and beneficial owner of the CNTR Common Shares representing 100% of the total number of issued and outstanding shares of CNTR's common stock, no par value per share. CNTR through its principals and designated affiliates has the sole and undisputed power, right and authority to vote the CNTR Common Shares;

     (b) It has the power, right and authority to execute, deliver and -perform this Agreement, and the execution, delivery and performance of this Agreement in the time and manner herein specified, will not conflict with, result in a breach of, or constitute a default under any provisions of law, trust or any existing agreement, indenture or other instrument to which CNTR is a party or by which the CNTR Common Shares owned by CNTR's principals and affiliates may be bound or affected;

     (c) The CNTR Common Shares are duly and validly issued, fully paid and non-assessable, and represent the only issued and outstanding class of voting securities of CNTR;

     (d) The information given and every representation, warranty and statement made or furnished by CNTR herein is true, correct and does not contain a misstatement of a material fact or omit to state any material fact required in order to make the statement and representation, in light of the circumstance under which they were made, not misleading;

     (e) CNTR has no knowledge of any material fact or facts other than disclosed herein or in the exhibits or schedules annexed hereto which will adversely affect the business or financial condition of CNTR or the title of CNTR to its properties or assets, and agrees that it will notify SOLO of any such facts if it acquires knowledge of the same prior to the Closing Date;

     (f) To the best of its knowledge and belief, each of the representations and warranties of CNTR in Section 7 of this Agreement is true and correct;

     (g) Its management has read and understands both this Agreement and the nature and parameters of the transaction underlying the same; accepts and agrees to the consummation of the transaction enumerated herein; and accepts the transfer of the Common Stock of SOLO to CNTR's principals and affiliates as the sole and exclusive consideration for the transfer and delivery of the SOLO par value common shares to CNTR;

     (h) Neither it nor any other person, firm or entity has any right of appraisal or similar right to dissent from the transaction made subject of this Agreement and/or to demand payment for the SOLO par value Common Shares. In the event such right does, in fact, exist, CNTR will waive such right prior to the Closing Date;

     (i) Prior to the Closing Date, CNTR will not vote for or authorize the reorganization, recapitalization, merger, consolidation, stock split or other similar corporate action on behalf of CNTR except as may be required to effectuate the terms and conditions of this Agreement;

     (j) Prior to the Closing Date, CNTR will not vote for or authorize the creation of any other class of equity or debt security of CNTR;

     (k) All of the assets and property used by CNTR in the operation of its business are owned by CNTR and to the extent any of such assets and property are not so owned, CNTR will arrange to have such asset and/or property transferred into CNTR's name prior to the-Closing Date and then transferred to-Soto as part of the merger herein;

     (1) Prior to the Closing Date, and except for advances by CNTR to fund operations or the incurring of debt to finance ongoing business activities which shall be disclosed to SOLO in writing prior to expenditure, CNTR will not, without the prior written consent of SOLO, cause or authorize CNTR to:

     (i) create or incur any indebtedness, whether funded or not, except unsecured current liabilities incurred in the ordinary course of business; or assume, guarantee, endorse or otherwise become responsible for the obligation of any other person, entity, firm, or corporation;

     (ii) create or incur any mortgage, lien, charge or encumbrance of any kind, nature or description with respect to any of CNTR's roperties or assets, accept in the ordinary course of business;

     (iii) make or become a party to any contract or commitment, or renew, extend, amend, terminate or modify any contractor commitment, except in the ordinary course of business;

     (iv) make any capital expenditure or capital addition or betterment except as may be involved in ordinary repairs, maintenance and replacements and minor plant and equipment additions;

     (v) sell or otherwise dispose of any of its assets except sales in the ordinary course of business;

     (vi) declare or pay any dividend on, or make any other distribution upon or in respect of, or purchase, retire or redeem any shares of its capital stock;

     (vii) issue or sell any additional shares of capital stock, whether or not such shares have been previously authorized for issuance, or acquire any
stock of any corporation or any interest     in any business enterprise;

     (viii) grant any option or make any commitment relating to the authorized or issued capital stock of CNTR;

     (ix) pay or agree to pay, conditionally or otherwise, any pension or severance pay to any director, officer, agent or employee, or make any advances to or increase the compensation of, any officers or employees;

     (x) use any CNTR assets or properties, except for proper corporate purposes in the ordinary course of business;

     (xi) make any change in CNTR's Certificate of Inco rporation or By-Laws; or

     (xii) change any of CNTR's banking or safe deposit arrangements or open any new bank accounts or safe deposit boxes, other than in the normal course of business.

     (m) Each of the representations in this Section 5 shall be true and correct at the Closing Date.

     6.     Representations and Warranties of SOLO.   By virtue of its execution
            ---------------------------------------
of this Agreement and except as expressly modified by the information set forth on any and all schedules or exhibits annexed to this Agreement and incorporated herein by reference, SOLO hereby represents and warrants to CNTR as follows:

     (a) The SOLO Common Shares to be transferred to CNTR on the Closing Date will constitute 98% of SOLO's Common Stock at a par value of $-001 per share.

     (b) SOLO is, and at all times through and including the Closing Date, will be a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and authorized to do business in such states in the United States where such qualification is necessary, with full power and authority to conduct its business as the same is presently being conducted;

     (c) The execution and performance of this Agreement in the time and manner contemplated will not conflict with, result in a breach of or constitute a default under any provision of law, the Certificate of Incorporation or By-Laws of SOLO or of any existing agreement, indenture or other instrument to which SOLO is a party or to which any of its businesses or the assets may be bound or affected;

     (d) Prior to the Closing Date, SOLO will not cause the original issuance of any of its authorized but unissued shares of common stock without the express written consent of CNTR;

     (e) Other than as set forth on Schedule 7(e) annexed to this Agreement, there are not, and will not be at any time prior to the Closing Date, any outstanding options, warrants, rights, contracts, calls, demands or commitments of any type, kind or character relating to the SOLO par value Common Shares;

     (f) The capitalization of SOLO, immediately prior to the Closing, will be as follows:

     Authorized          Type of Security               Issued and Outstanding
     ----------          ----------------               ----------------------

     20,000,000              Common                         3,000,000

     All shares of Common Stock issued and outstanding are duly authorized, validly issued, fully paid and nonassessable. As of the Closing Date, SOLO will have reserved for issuance such number of shares of Common Stock necessary for issuance upon consummation of the transaction referred to herein;

     (g) On the Closing Date, the issued and outstanding SOLO Common Shares will not be owned beneficially or of record by more than the number of shareholders listed in the certified shareholder list as provided to CNTR;

     (h) All corporate action required of SOLO will have been taken prior to the Closing Date. SOLO has complied in all material respect, and at all time until the Closing Date will comply in all material respect with all applicable state, federal and local laws, regulations and ordinances. SOLO has not been notified, as of the date of this Agreement, that it has failed to comply with any such requirements;

     (i) There is no litigation or governmental proceeding or investigation pending or, to the knowledge of SOLO, threatened or in prospect against SOLO, any of its officers, or directors or their properties or relating to its capital stock. SOLO will notify CNTR promptly of any such initiated or threatened proceedings or litigation which may arise or be instituted at any time prior to the Closing Date;

     (j) SOLO has not and will not incur any liability or make any payments other than in the regular and normal course of its business and between the date of this Agreement and the Closing Date, SOLO has not transferred any property for less than a fair and adequate consideration;

     (k) SOLO has not declared or paid any dividends and will not declare or pay prior to the Closing Date, any dividends or make any distribution, directly or indirectly, to its shareholders, officers or directors, nor has it made, since the said date, nor will it make, prior to the Closing Date, any loans or advances to any shareholders, officers or directors;

     (1) To the best knowledge and belief of SOLO any and all taxes accrued or asserted against SOLO have been paid, or SOLO has established adequate reserves therefor. All tax returns for SOLO required to be filed have been or will be filed for all periods ending on or up to the Closing Date; no extensions of the applicable- statues of limitations have been, or will-be, prior to the Closing Date, applied for by SOLO. Any and all additional taxes arising from the operation of SOLO for any period up to and including the Closing Date and not provided for on the books and records of SOLO are and shall be the sole liability of SOLO. Copies of all applicable tax returns shall be furnished by SOLO and its counsel prior to the Closing Date. CNTR shall change its tax identification number to the one currently being used by SOLO;

     (m) SOLO has clear and unencumbered title to all of the assets and property owned by it as reflected in the SOLO Financial Statements and SOLO has no assets that are not reflected in the SOLO Financial Statements;

     (n) To the best knowledge and belief of SOLO, SOLO is not in-material default under any material contract or obligation and all third parties with whom SOLO has contractual arrangements are in material compliance therewith and are not in material default thereunder;

     (o) SOLO has not adopted, and, without written consent of CNTR, will not prior to the Closing Date adopt, any employment or collective bargaining agreements;

     (p) There are not material liabilities, either fixed or contingent, not reflected in the SOLO Financial Statements except that there may be contracts or obligations incurred in the usual course of business not reflected therein which, if disclosed, would not materially adversely affect the financial condition of SOLO as reflected in the SOLO Financial Statements. There are currently no contracts for services or production of goods which SOLO has entered into;

     (q) No representation or warranty made by SOLO in this Agreement and furnished or to be furnished to CNTR pursuant to this Agreement, contains or will contain any untrue statement of a material fact, or omits, or will omit, to state a material fact required or necessary to make the statements and representations herein or therein made, in light of the circumstances under which they were made, not-misleading;

     (r) On the Closing Date, SOLO shall have authorized, issued and outstanding the securities set forth in Paragraph 1 of this Agreement; and all SOLO Common Shares indicated as being issued and outstanding on the Closing Date shall be duly and validly issued and outstanding, fully paid and non-assessable with no personal liability attached to the ownership thereof;

     (s) SOLO has not executed or delivered or issued any notes, bonds or mortgages and has not entered into any leases, contracts or commitments not disclosed in the SOLO Financial Statements;

     (t) Except as disclosed in this Agreement under Schedule A, there are no outstanding right to subscribe shares of stock of SOLO and none will be so authorized subsequent to the execution of this Agreement without the prior written consent of CNTR;

     (u) No SOLO shareholder has any right of appraisal or similar right to dissent from the transaction made the subject of this Agreement and/or to demand payment for its SOLO Common Shares. In the event such right does, in fact, exist, SOLO will cause such shareholder to waive such right prior to the Closing Date;

     (v)     SOLO has no unpaid dividends;

     (w) Prior to the Closing Date, SOLO will not authorize a reorganization, recapitalization, merger, consolidation, stock split or take other similar corporate action except as may be required to effectuate the terms and conditions of this Agreement;

     (x) Prior to the Closing Date, SOLO will not create any other class of equity or debt security of SOLO;

     (aa) Prior to the Closing date, and except for advances by SOLO to fund operations or the incurring of debt to finance ongoing business activities which shall be disclosed to CNTR in writing, SOLO will not, without the prior written consent of CNTR:

     (i) create or incur any indebtedness, whether funded or not, except unsecured current liabilities incurred in the ordinary course of business, or assume, guarantee, endorse or otherwise become responsible for the obligation of any other person, entity, firm or corporation;

     (ii) create or incur any mortgage, lien, charge or encumbrance of any kind, nature or description with respect to any of SOLO's properties or assets, except in the ordinary course of business;

     (iii) make or become a party to any contract or commitment, or renew, extend, amend, terminate or modify any contractor commitment, except in the ordinary course of business;

     (iv) make any capital expenditure or capital addition or betterment except as may be involved in ordinary repairs, maintenance and replacements and minor plant and equipment additions;

     (v) sell or otherwise dispose of any of its assets except sales in the ordinary course of business;

     (vi) declare or pay any dividend on, or make any other distribution upon or in respect of, or purchase, retire or redeem any shares of its capital stock, except as may be required by the terms thereof;

     (vii) issue, sell any additional share of capital stock, whether or not such shares have been previously authorized for issuance, or acquire any stock of any corporation or any interest in any business enterprise;

     (viii) grant any option or make any commitment relating to the authorized or issued capital stock of SOLO;

     (ix) pay or agree to pay, conditionally or otherwise, any pension or severance -air to any director, officer, agent or employee, or make any advances to or increase the compensation of, any officers or employees;

     (x)     use any assets or properties except for proper corporate purposes;

     (xi)     make any change in the Certificate of Incorporation or By-Laws;

     (xii) change any of SOLO's banking or safe deposit arrangements or open any new bank accounts or safe deposit boxes, other than in the normal course of business;

     (bb) Except as otherwise disclosed on schedule 6-(bb), SOLO has no liabilities or obligation of any nature (absolute, accrued, contingent or otherwise) which are required to be reflected or reserved against on its balance sheets in accordance with generally accepted accounting principles consistently applied, except for liabilities and obligations fully reflected or reserved hereunder and those liabilities incurred in the ordinary course of business:

NAME                         NATURE OF LIABILITY                    AMOUNT
----                         -------------------                    ------

     (bb) I - Except as otherwise disclosed on Schedule 6(bb) I CNTR has no liabilities or obligation of any nature (absolute, accrued, contingent or otherwise) which are required to be reflected or reserved against on its balance sheets in accordance with generally accepted accounting principles consistently applied, except for liabilities and obligations fully reflected or reserved hereunder and those liabilities incurred in the ordinary course of business:

Please see Exhibit 6(bb)II for a list of CNTR Liabilities.

     (cc) SOLO has the power to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been or will be prior to Closing Date duly authorized by SOLO's Board of Directors, and SOLO shall furnish CNTR with true copies of any and documentation evidencing such action. SOLO is not subject to or obligated under any contract provision or any license, franchise or permit or subject to any order or decree, which would be breached or violated by its execution and performance of this Agreement in the time and manner contemplated herein. Except as required by applicable securities laws or as set forth on Schedule 6 (cc), no filing or registration with, or authorization, consent or approval of any public body or authority is necessary to execute or perform this Agreement and the consummation by SOLO of the transactions contemplated hereby;

     (dd) By virtue of its execution of this Agreement, SOLO hereby acknowledges and accepts that it has been furnished with all information concerning the business and financial condition and corporate status of CNTR which SOLO's management deemed necessary to its decision to proceed with the transactions as described herein;

     (ee) other than as set forth on Schedule 6(ee) annexed hereto, SOLO has not made any patent or trademark filings in the United States;

     (ff) Each of the representations in this Section 6 shall be true and correct at the Closing Date;

     (gg) All of the assets and property used by SOLO in the operation of its business are owned by SOLO and to the extent any of such assets and property are not so owned, SOLO will arrange to have such asset and/or property transferred to it prior to the Closing Date;

     (hh) To the best of its knowledge and belief, each of the representations and warranties of SOLO in Section 6 of this Agreement is true and correct;

     (ii) SOLO is and on the Closing Date will be a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full power and authority to conduct its business as the same is presently being conducted;

     (jj) SOLO has the corporate power to enter into this Agreement and carry out its obligations hereunder.- By the Closing Date, the execution and delivery of this Agreement, the performance of its obligations hereunder, and the consummation of the transactions contemplated hereby will have been duly authorized by SOLO's Board of Directors and by a majority of the holders of SOLO's Common Stock. Except as provided herein, no other corporate action or proceeding on the party of SOLO will be necessary to authorize this Agreement and the consummation of transactions contemplated hereby. Prior to the Closing Date, SOLO will provide CNTR's attorneys with resolutions of the Board of Directors of SOLO which duly authorize the officers of SOLO to effectuate and consummate the transaction which is the subject of the Agreement, and further SOLO will furnish CNTR with documentation which constitutes-and comprises all consents, approvals, waivers, filings, registrations and other actions required of or to be made with other persons or governmental authorities in connection with the transaction contemplated herein under the laws of the State of Nevada and any other applicable states and evidencing compliance with or an applicable exemption from the registration provisions of (i) Section 5 of the Securities Act of 1933 (the "Securities Act") and (ii) -applicable state securities ("blue sky") laws. Except for matters disclosed to CNTR, SOLO is not subject to or obligated under any charter, by-laws or contract or any license, franchise or permit, or subject to any order or decree, which would be breached or violated by the execution, delivery and performance of this Agreement by SOLO in the time and manner contemplated herein. other than as referred to herein or in connection, or in compliance with the provisions of the Securities Exchange Act of 1934 (the 1134 Act"), and the securities ("blue sky") laws of the various states, no filing or registration with or authorization, consent, or approval of, any public body or authority is necessary for the consummation by SOLO of the transaction contemplated by this Agreement;

     (kk) Since January 31, 2000, there has been and will not be without the consent of CNTR: (i) any material adverse change in the financial condition of SOLO; (ii) any material change in the corporate status of SOLO; (iii) any unpaid dividends, declaration, setting aside or payment of any dividend (whether in cash, stock or property) with respect to the capital stock of SOLO; (iv) any collective bargaining agreement, labor dispute, other than routine matters, none of which is material to SOLO; (v) any entry into any lease, material contracts, commitments or transaction (including without limitation any borrowing or capital expenditure) ; (vi) the execution or issuance of any note, bond, mortgage or other obligation; or (vii) any other event or condition of any character materially and adversely affecting the financial condition of SOLO.

     (ll) The execution and performance of this Agreement in the time and manner contemplated will not conflict with, result in a breach of or constitute a default under any provision of law, the Articles of Incorporation or By-Laws of SOLO or of any existing agreement, indenture or other instrument to which SOLO is a party or to which it may be bound or affected;

     (mm) There are not and will not be at any time prior to the Closing Date, any outstanding subscription rights, options, contracts, calls, demands or commitments of any type, kind or character relating to the capital stock of SOLO other than those outlined in Schedule A of this Agreement;

     (nn) All corporate action required of SOLO has been or will be taken prior to the Closing Date and all tax reports and returns required to be filed by SOLO have been or will be timely filed prior thereto. SOLO has complied, and at all times until the Closing Date will comply with all applicable state, Federal or local laws, including Federal and State securities laws, regulations or ordinances and will notify CNTR, immediately upon receiving any violation claim. SOLO has not been notified, as of the date of this Agreement, that it has failed to so comply with any such requirements;

     (oo) There is no litigation or governmental proceeding or investigation pending or, to the knowledge of SOLO's officers or directors, threatened or in prospect against SOLO, any of its- officers, directors or principal shareholders or relating to its capital stock. SOLO will notify CNTR promptly upon receipt of any such notification of any such initiated or threatened proceedings or litigation which may arise or be instituted at any time prior to the Closing Date;

     (pp) Copies of SOLO's Articles of incorporation, all amendments thereof, By-Laws and all minutes of SOLO are contained in the minute books which will be furnished to CNTR and its counsel as soon as practicable, but prior to Closing; all additional minutes and other corporate documents of SOLO adopted or executed subsequent to this Agreement, but prior to the Closing Date, will be exhibited promptly to CNTR and its counsel;

     (qq) All Federal and state tax returns required to be filed for all fiscal years ended on or before December 31, 2000, if any, has been or will be filed and the tax disclosed therein, if any, has been or will be paid prior to the Closing Date. No extensions of the applicable statute of limitations have been, or will be, prior to the Closing Date, applied for or consented to by SOLO without notification to CNTR;

     (rr) SOLO has clear and unencumbered title to all of its properties. Prior to the Closing Date and except in the ordinary course of its business, SOLO will not dispose of or encumber any of its property without the prior written consent of CNTR;

     (ss) SOLO is not in material default under any material contract or obligation; and all third parties with whom SOLO has contractual arrangements are in material compliance therewith and are not in material default thereunder;

     (tt) SOLO has not and, without the written consent of CNTR, will not prior to the Closing Date, adopt any new life insurance, hospitalization insurance, profit sharing, pension or retirement benefit plans or arrangements or deferred compensation agreements whether or not legally binding, nor is SOLO presently paying any pension or retirement allowance;-

     (uu) At all times prior to the Closing Date, CNTR may inspect, copy and reproduce any tax returns, accounting and other records of SOLO relating to its property and capitalization. SOLO will afford to the officers and authorized representatives of CNTR access to the properties, books and records of SOLO and furnish such information as CNTR and its counsel may from time to time reasonably request;

     (vv) SOLO does not carry any, policies of fire, liability and other insurance as of the date-of this Agreement;

     (ww) All of the shares of Common Stock as and when delivered as required pursuant to this Agreement will be duly and validly issued, fully paid and non-assessable with no personal liability attaching to the ownership thereof and will convey to CNTR good and valid title to such securities, free and clear of any liens, encumbrances or claims of any nature, contingent or otherwise, and will entitle the holders to all the rights of holders of such securities, subject in each case to the restrictions on transferability imposed by the Securities Act and the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder;

     (xx) The information given and every representation, warranty and statement made or furnished by SOLO hereunder is true and correct and does not contain a misstatement of a material fact or omit to state a material fact required in order to make such statements and representations, in light of the circumstances under which they are made, not misleading;

     (yy) Prior to the Closing Date, SOLO will not, without the prior written consent of CNTR, do or agree to do any of the following:

     (i) Create or incur any indebtedness, whether funded or not, except unsecured current liabilities incurred in the ordinary course of business; or assume, guarantee, endorse or otherwise become responsible for the obligation of any other person, entity, firm or corporation;

     (ii) create or incur any mortgage, lien, charge or encumbrance of any kind, nature or description with respect to any of SOLO properties or assets except in the ordinary course of business or as required by the terms and conditions of its capital stock;

     (iii) make or become a party to any contract or commitment, or renew, extend, amend, terminate or modify and contractor commitment, except in the ordinary course of business;

     (iv) make any material investment, acquisition, or any capital expenditure or capital addition or betterment except as may be involved in ordinary repairs, maintenance and replacements and minor plant and equipment additions;

     (v) sell or otherwise dispose of any of its assets except sales in the ordinary course of business;

     (vi) declare or pay any dividend on, or make any other distribution upon or in respect of, or purchase, retire or redeem any shares of its capital stock;

     (vii) issue or sell any additional shares of capital stock, whether or not such shares have been previously authorized for issuance, or acquire any stock of any corporation or any interest in any business enterprise;

     (viii) grant any option or make any commitment relating, to the authorized or issued capital stock of SOLO;

     (ix) pay or agree to pay, conditionally or otherwise, any pension or severance pay to any director, officer, agent or employees, or make any advances to or increase the compensation of, any officers or employees;

     (x)     use any assets or properties except for proper corporate purposes;

     (xi) make any change in the Articles of Incorporation or By-Laws or effectuate any merger, reorganization, consolidation, or other change affecting the SOLO corporate structure, capitalization, or existence; and

     (xii) change any of SOLO's banking or safe deposit arrangements or open any new bank accounts or safe deposit boxes, other than in the normal course of business;

     (zz) SOLO currently is in the process of obtaining audited financial balance sheets and income statements.

     (aaa) SOLO has furnished an opinion of counsel and other documentation to CNTR in for and substance reasonably acceptable to CNTR and CNTR's counsel, evidencing the fact that SOLO is a Nevada corporation in good standing with the requisite power and authority to execute, deliver and perform this Agreement;

     (bbb) Since October 1, 2000, SOLO has not engaged in any material transaction except with CNTR;

     (ccc) As of the Closing date no options will be issued and outstanding to purchase shares of capital stock of SOLO; and

     (ddd) Each of the representations in this Section 6 shall be true and correct at the Closing Date.

7.     Covenants of CNTR.  By virtue of its and their respective execution of
       ------------------
this Agreement, CNTR covenants and agrees with SOLO as follows:

     (a) On the Closing Date, any stockholder of CNTR who will receive shares of Common Stock will deliver an executed investment letter to SOLO;

     (b) On the Closing Date, SOLO will furnish CNTR with an opinion of securities counsel in form and substance reasonably acceptable to CNTR and CNTR's securities counsel;

     (c) At all times prior to the Closing Date, SOLO through its duly authorized representatives, may inspect, copy and reproduce any tax returns, accounting and other records of CNTR relating to its property, assets or business. CNTR will afford to the officers and authorized representatives of SOLO access to the properties, books and records of CNTR and will furnish such information as SOLO and its counsel may from time to time reasonably request;

     (d)     If requested by SOLO, CNTR will deliver to SOLO an accurate and
complete list and     brief description of all policies of fire, liability,
errors and omissions and other insurance carried by CNTR as of the date of this Agreement. CNTR will take all steps necessary to keep such policies in full force and effect through the Closing Date and will inform SOLO of any changes in coverage or additional policies prior to the entering into such policies;

     (e) Copies of CNTR's Certificate of Incorporation, all amendments thereto, By-Laws, and all minutes of CNTR are contained in the minute books which will be furnished to SOLO and its counsel prior to the Closing Date; and all additional minutes and the corporate documents of CNTR adopted or executed subsequent to this Agreement, but prior to the Closing Date (none of which - will diminish or dilute the rights of SOLO hereunder), will be furnished to SOLO and its counsel prior to the Closing Date;

     (f) As soon as practicable following the execution of this Agreement, but no later than ten (10) days prior to the Closing Date, provide SOLO with the CNTR Unaudited Financial Statements;

     (g) All of the representations, warranties and covenants of CNTR made in this Agreement shall survive the Closing Date for a period of twelve months.

8.     Covenants of SOI.  By virtue of its execution of this Agreement, SOLO
       ----------------
hereby covenants and agrees with CNTR as follows:

     (a)     SOLO agrees and covenants to execute the certificate identified in
Section 10(b)(ii) below;

     (b) On the Closing Date, SOLO will furnish CNTR with an opinion of securities counsel in form and substance reasonably acceptable to CNTR and CNTR's securities counsel;

     (c) At all times prior to the Closing Date, CNTR through its or their duly authorized representatives, may inspect, copy and reproduce any tax returns, accounting and other records of SOLO relating to its property, assets or business. SOLO will afford to the officers and authorized representatives of CNTR access to the properties, books and records of SOLO and will furnish such information as CNTR and its counsel may from time to time reasonably request;

     (d) If requested by CNTR, SOLO will deliver to CNTR an accurate and complete list and brief description of all policies of fire, liability, errors and omissions and other insurance carried by SOLO as of the date of this Agreement. SOLO will take all steps necessary to keep such policies in full force and effect through the Closing Date and will inform CNTR of any changes in coverage or additional policies prior to the entering into such policies;

     (e) Copies of SOLO's Certificate of Incorporation, all amendments thereto, By-Laws, and all minutes of SOLO are contained in the minute books which will furnished to CNTR and its counsel prior to the Closing Date; and all additional minutes and other corporate documents of SOLO adopted or executed subsequent to this Agreement, prior to the Closing Date (none of which will diminish or dilute the rights of CNTR hereunder), will be furnished to CNTR and its or their counsel-prior to the Closing Date;

     (f) As soon as practicable following the execution of this Agreement, but no later than ten (10) days prior to the Closing Date, SOLO will provide CNTR with the SOLO Audited and Unaudited Financial Statements;

     (g) All of the representations, warranties and covenants of SOLO made in this Agreement shall survive the Closing Date for a period of twelve months;

     (h) As- soon as practicable following the execution of this Agreement, but not later than ten (10) days prior to the Closing Date, SOLO will furnish to CNTR copies of proposed forms of employment agreement with such executive officers of SOLO as CNTR shall have designated to SOLO in writing as soon as practicable following the execution of this Agreement (the "SOLO Employment Agreements") . The terms of such SOLO Employment Agreements shall be satisfactory to CNTR. Any and all such SOLO Employment Agreements shall be duly executed on the Closing Date;

     (i) No     later than twenty (20) business days after the Closing Date,
SOLO shall take such corporate action as shall be necessary to comply with the requirements of the laws of the State of Nevada and to cause its shareholders to authorize the transaction referenced in this Agreement; and

9.     Conditions Precedent to Closing
       -------------------------------

     (a) All of the obligations of CNTR under and pursuant to this Agreement are and shall be subject to the representations and warranties of SOLO being true and correct in all material respects on the Closing Date except for such representation and warranties that are expressly given as of a specific date or as of the date hereof and the delivery to CNTR, prior to or on the Closing Date of each of the following:

     (i) certificates for the Common Stock in such names and in such denominations as CNTR shall have indicated to SOLO in writing;

     (ii) a certificate signed by the President and Secretary of SOLO, dated the Closing Date, to effect that all of the representations and warranties of SOLO set forth herein and elsewhere in this Agreement are true and correct in all material respects except for such representations and warranties that are expressly given as of a specific date or as of the date hereof;

     (iii) a certified copy of the resolution of SOLO's Board of Directors authorizing the execution, delivery and performance of this Agreement;

     (iv)     the SOLO Audited and Unaudited Financial Statements;

     (v) a Certificate of Good Standing of SOLO from the appropriate authority in the State of Nevada dated within ten (10) days of the Closing Date;

     (vi) a certificate from the appropriate authority in the State of Washington dated within ten (10) days of the Closing Date evidencing payment by SOLO of all outstanding taxes due to the State of Nevada;

     (vii) an opinion of corporate and securities counsel to SOLO, in form and substance reasonably satisfactory to CNTR and its counsel;

     (viii) a certificate of the President and Corporate Secretary of SOLO certifying that, effective as of the Closing, all other covenants of SOLO to be satisfied on or before the Closing, have been satisfied;

     (ix)     duly executed copies of the SOLO Employment Agreements if any.

     (b) All of the obligations of CNTR under and pursuant to this Agreement are and shall be subject to the representations and warranties of CNTR being true and correct at the Closing Date except for such representations and warranties that are expressly given as of a specific date or as of the date hereof and the fulfillment prior to or on the Closing Date of each of the following:

     (i) a certificate signed by the President and Secretary of CNTR, dated the Closing Date, to effect that all of the representation and warranties of CNTR herein and elsewhere in this Agreement are true and correct in all material respects except for such representations and warranties that are expressly given as of a specific date or as of the date hereof;

      (ii) a certified copy of the resolution of CNTR's Board of Directors authorizing the execution, delivery and performance of this Agreement;

     (iii) the CNTR Unaudited Financial Statements containing an unqualified opinion of a firm of independent certified public accountants together with the CNTR Unaudited Financial Statement which shall contain no material change in the financial condition of CNTR since the date of the last CNTR Unaudited Financial Statement other than expenditures authorized by this Agreement, and review by such firm;

     (iv) a Certificate of Good Standing of CNTR to be drafted by CNTR corporate counsel dated within ten (10) days of the Closing date;

     (v) an executed copy of the CNTR Investment Letters from each holder-of the CNTR Common Shares;

     (vi) an opinion of corporate and securities counsel to CNTR, in form and substance reasonably satisfactory to SOLO and its securities counsel;

     (vii) a certificate of the President and Corporate Secretary of CNTR certifying that, effective as of the Closing, all other covenants of CNTR to be satisfied on or before the Closing, have been satisfied; and

     (viii)     duly executed copies of the CNTR Employment Agreements if any.

10.     Indemnification.
        ----------------

     (a) CNTR agrees to hold SOLO harmless from any and all loss, cost, expense, liability or damage, including reasonable attorney's fees, resulting from any inaccurate representation made by CNTR, breach of any warranty herein made and breach or default in CNTR's performance of any of the covenants which CNTR is to perform hereunder; provided, however, no claim may be made under this Agreement for breach of warranty or covenant, or seek any indemnification with regard thereto until such time as there has been an aggregate of Ten Thousand Dollar ($10,000) damages incurred by SOLO. All claims made hereunder must be made within eighteen (18) months of the Closing hereunder or they shall be deemed waived.

     (b) SOLO hereby agrees to hold CNTR harmless from any and all loss, cost, expense, liability or damage, including reasonable attorney's fees, resulting from any inaccurate representation made by SOLO, breach of any warranty herein made and breach or default in SOLO's performance of any of the covenants which it is to perform hereunder; provided, however, no claim may be made under this Agreement for breach of warranty or covenant, or seek any indemnification with regard thereto until such time as there has been an aggregate of Ten Thousand Dollars ($10,000) damages incurred by CNTR. All claims made hereunder must be made within eighteen (18) months of the Closing hereunder or they shall be deemed waived.

11.     CNTR's Investment Intent.  CNTR has been advised, and by the execution
        -------------------------
of this Agreement, hereby agrees, accepts and acknowledges;

     (a) That none of the SOLO Common Shares to be delivered hereunder shall have been registered under the Securities Act or under state securities law, and that both CNTR and its present management are relying upon an exemption from registration based upon the investment and other representations of SOLO. In this regard, CNTR hereby represents, covenants and warrants that:

     (i) It is acquiring the SOLO Common Shares transferred and delivered hereunder for investment purposes and without any view to the transfer or resale thereof and that such shares shall not be sold, transferred, assigned, pledged or hypothecated in any violation of the Securities Act, or the applicable securities laws of any state;

     (ii) It has no present reason to anticipate any change in their circumstances or any other particular occasion or event which would cause it to sell the SOLO Common Shares, subject, however, to the disposition of such property at all time being within its exclusive control;

     (iii) The certificates representing all of the SOLO Common Shares to be delivered pursuant to this Agreement, shall bear a restrictive legend in substantially the following form:

"The shares represented by this certificate have not been registered under the Securities Act of 1933 as amended. They may not be sold, assigned or transferred in the absence of an effective registration statement for the Shares under the said Securities Act, receipt of a 'no action' letter from the Securities and Exchange Commission or an opinion of counsel satisfactory to the Corporation that registration is not required under said Securities Act."

12.     Conduct of SOLO's and CNTR's Business Prior to the Closing Date.  From
        ----------------------------------------------------------------
the date hereof and prior to the Closing Date, unless the other party hereto shall otherwise agree in writing:

     (a) The business of SOLO and CNTR shall be conducted only in the ordinary and usual course and there shall be no material adverse changes in the nature and extent of its respective properties, or the conduct of its respective operations;

     (b) Neither SOLO nor CNTR shall encumber by lien, encumbrance, security interest or otherwise any of its respective assets or properties or authorize the reorganization, recapitalization, merger, consolidation or other similar action on behalf of SOLO or CNTR except any that may be permitted by or required to effectuate the terms and conditions of this Agreement or as otherwise mutually agreed upon in writing;

     (c) Except as permitted by this Agreement, neither SOLO nor CNTR shall dispose of any material amount of assets other than in the ordinary course of business; incur a material amount of additional indebtedness or other material liabilities, other than liabilities for borrowed money or enter into any contract, agreement, commitment or arrangement with respect to any of the foregoing;

     (d) Neither SOLO nor CNTR shall enter into any employment or similar contract with any shareholder or employee or make any changes in its respective management or executive assignments or compensation, except for changes in its management or executive assignments or compensation which occur in the ordinary course of business or as otherwise permitted by this Agreement; and

     (e) SOLO and CNTR shall use their respective best efforts to preserve intact its business organization, to keep available the services of its present key employees, and to preserve the good will of those having business relationships with them.

13.     Access and Information.  Each party hereto shall afford to the other
        -----------------------
party's accountants, counsel and other duly authorized representatives access, during normal business hours and on reasonable advance notice, during the period after execution of this Agreement and prior to the Closing Date, the right to make copies of all properties, books, contracts, commitments and records (including but not limited to tax returns) In addition, each party shall furnish promptly to the other party: (xiii) a copy of each report, schedule and other document file received by it pursuant to the requirements of Federal or state securities laws; (xiv) a copy of any summons, complaint, petition, notice of hearing or notice of the commencement of any governmental or administrative investigation; and (xv) all other information concerning its business, properties and personnel as may reasonably be requested; provided, however, that
- no investigation pursuant to this Section 16 shall affect any representations or warranties or the conditions to the obligations of the parties to consummate a transaction referenced herein. in the event of a termination of this Agreement whether in accordance with the provisions of Section 16 or otherwise, each party shall return to the party furnishing information all documents, work papers and other material obtained by or on its behalf as a result of this Agreement or in connection herewith whether obtained before or after the execution hereof, and the party receiving such information from the party furnishing same shall hold such information in confidence until such time as such information is otherwise publicly available. Notwithstanding the foregoing and until the Closing Date, CNTR shall be under no obligation to disclose to SOLO and SOLO shall be under no obligation to disclose to CNTR any proprietary or secret or confidential information concerning its respective operations.

14.     Expenses.  Regardless of whether or not the transaction contemplated
        ---------
herein is consummated, each party shall promptly pay, shall be responsible for, and account for on its respective financial statements all costs and expenses incurred by it in connection with this Agreement and the transactions contemplated hereby.

15.     Termination.  This Agreement may be terminated at any time prior to the
        ------------
Closing Date: (i) by mutual consent of the Boards of Directors of both SOLO and CNTR; (ii) by failure to close as provided in Section 3; or (iii) as a result of the occurrence, prior to the Closing Date, of any of the following events with respect to or by either CNTR or SOLO: (aa) The making of a general assignment of assets for the benefit of creditors not previously revealed through due diligence prior to closing; (bb) The filing of any petition or the commencement of any proceeding by or against either corporation for any relief under any bankruptcy, or insolvency laws or any laws related to the relief of debtors, readjustment of indebtedness, reorganizations, compositions or extensions; (cc) The appointment of a receiver of or the issuance or making of a writ or order of attachment or garnishment against, a majority of the property or assets of either corporation; (dd) The filing of a tax lien or warrant or judgment against either corporation in favor of the United States of America or the State of Nevada in an amount in excess of Twenty Five Thousand ($25,000) Dollars where said lien or judgment is not satisfied and discharged within thirty (30) days from the date of such filing; or (ee) A judgment is rendered against either corporation on an uninsured claim of $50,000 or more and either corporation fails to commence an appeal of such judgment within the applicable appeal period.

16.     Effect on Termination.  In the event of termination of this Agreement as
        ----------------------
provided in Section 16, this Agreement shall forthwith become null and void and there shall be no further liability on the part of SOLO or CNTR or its respective officers or directors. Termination of this Agreement by either SOLO or CNTR as a result of the breach of the terms and conditions hereof by the other shall not relieve any party of any liability for a breach of, or for any misrepresentation under this Agreement, or be deemed to constitute a waiver of any available remedy (including specific performance if available) for any such breach or misrepresentation.

17.     Meaning of "Material".  As used herein, the term "material" shall be
        ----------------------
construed in its generally accepted United States Federal securities law context.

18.     Amendment.  This Agreement may not be amended except by an instrument in
        ----------
writing signed on behalf of each of the parties hereto.

19.     Waiver.  At any time prior to the Closing Date, the parties hereto, by
        -------
action taken by its respective Boards of Directors and accepted in writing by the other parties, may: (i) extend the time for the performance of any party;
(ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto; and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party and accepted in writing by the other parties. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any of provision, term, condition, warranty, representation or guaranty contained herein.

20.     Broker and Investment Banking Fees.  SOLO, and CNTR represent and
        -----------------------------------
warrant that they have not engaged the services of any broker, finder, or other person of similar kind who might be due compensation as a result of the transactions contemplated herein. Notwithstanding the representations herein SOLO, and CNTR agree to hold and indemnify each other harmless from and against claims by any third party due compensation as a broker, finder, or other person of similar kind who might be due compensation as a result of the transactions contemplated herein.

21.     Binding Effect.  All of "he terms and provisions of the Agreement shall
        ---------------
be binding upon and inure to the benefit of and be enforceable by and against the parties hereto and their respective successors. This Agreement shall not be assignable under any circumstances.

22.     Entire Agreement.  Each of the parties hereto, covenants that this
        -----------------
Agreement is intended to and does contain and embody herein all of the understandings and agreements, both written and oral, of the parties hereby with respect to the subject matter of this Agreement and that there exists no oral agreement or understanding express or implied, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, impaired or affected.

23.     Governing Law.  This Agreement shall be governed by and interpreted
        --------------
under and construed in all respects in accordance with the laws of the State of Washington, irrespective of the place of domicile or residence of any party.

24.     Arbitration.  The parties agree that in the event of a controversy
        ------------
arising out of the interpretation, construction, performance or breach of the Agreement, any and all claims arising out of or relating to this Agreement shall be settled by arbitration according to the Commercial Arbitration Rules of the

American Arbitration Association located in Seattle, Washington before a single arbitrator, except as provided below. The decision of the arbitrator(s) will be enforceable in any court of competent jurisdiction. The parties hereby agree and
 .consent that service of process in any such arbitration proceeding outside the City of Seattle shall be tantamount to service in person with Seattle, Washington and shall confer personal jurisdiction on the American Arbitration Association. In any dispute where a party seeks Fifty Thousand Dollars ($50,000.00) or more in damages, three (3) arbitrators will be employed. In resolving all disputes between the parties, the arbitrators will apply the law of the State of Washington, except as may be modified by this Agreement. The arbitrators are, by this Agreement, directed to conduct the arbitration hearing no later than three (3) months from the service of the statement of claim and demand for arbitration unless good cause is shown establishing that the hearing cannot fairly and practically be so convened. The arbitrators will resolve any discovery disputes by such prehearing conferences as may be needed. All parties agree that the arbitrators and any counsel of record to the proceeding will have the power of subpoena process as provided by law. Notwithstanding the foregoing, if a dispute arises out of or related to this Agreement, or the breach thereof, before resorting to arbitration the parties agree first to try in good faith to settle the dispute by mediation under the Commercial Mediation Rules of the American Arbitration Association.

25.     Originals.  This Agreement may be executed in counterparts each of which
        ----------
so executed shall be deemed an original and constitute one and the same agreement.

26.     Addresses of the Parties.  Each party shall at all times keep the other
        -------------------------
party informed of its principal place of business if different from that stated herein, and promptly notify the other of any change, giving the address of the new principal place of business.

27.     Notices.  Any notice required or contemplated by this Agreement shall be
        --------
deemed sufficiently given when delivered in person, transmitted by facsimile (if followed by a copy by mail within three (3) business days) or sent by registered or certified mail or priority overnight package delivery service to the principal office of the party entitled to notice or at such other address as the same may designate in a notice for that purpose. All notices shall be deemed to have been made upon receipt, in the case of mail, personal delivery or facsimile, or on the next business day, in the case of priority overnight package delivery service. Such notices shall be addressed and sent or delivered to the following:

                    Solo & Hurst, Inc.:
                    Earl P. Gilbrech
                    7641 E. Gray Rd.
                    Suite G
                    Scottsdale, Arizona 85260

                    If to Cantronic Systems, Inc.:
                    James Zahn
                    Cantronic Systems, Inc.
                    116-3823 Henning Drive

                    Burnaby, British Columbia
                    V5C 6P3

or to such other address of which a party may notify the other parties as provided above.

28.     Release of Information.  In light of the nature and extent of the
        -----------------------
conditions precedent to CNTR's and SOLO's obligations hereunder, the parties hereby agree that any and all releases of public information concerning this transaction shall be made only with the mutual consent in writing of both CNTR and SOLO as to form, content and kind.

     IN WITNESS WHEREOF, the undersigned hereby covenant that they are executing this Agreement as of the day and year first above written for and on behalf of their respective companies with full power and authority to act for and to bind such companies' to the terms and conditions of this Agreement.

                                          Cantronic Systems, Inc.

                                          By:   /s/ James Zahn
                                              ----------------------------------
                                          James Zahn, President

                                          Solo & Hurst, Inc.

                                          By:  /s/ Earl P. Gilbrech
                                              ----------------------------------
                                          Earl P. Gilbrech
                                          American International Investors, Ltd.
                                          Authorized Agent for Solo & Hurst

Exhibit 2.2


                      AGREEMENT AND PLAN OF REORGANIZATION


                                     BETWEEN




                             CANTRONICS CORPORATION


                                       AND




                     ACADEMY OF INFRARED THERMOGRAPHY, INC.


                                       AND



                  CONDITION MONITORING TRAINING INSTITUTE, INC.


                             as of February 2, 2001

                                TABLE OF CONTENTS

1.     Plan of Reorganization                                                 4

2.     Exchange of Shares                                                     5

3.     Closing                                                                5

4.     The Common Stock                                                       5

5.     Tax-Free Exchange                                                      5

6.     Representations and Warranties of AIRT/CMTI                            5

7.     Representations and Warranties of CNTR                                 8

8.     Covenants of CNTR and AIRT/CMTI                                        14

9.     Covenants of CNTR                                                      15

10.    Conditions Precedent to Closing                                        16

11.    Indemnification                                                        18

12.    AIRT/CMTI's Investment Intent                                          19

13.    CNTR's Investment Intent                                               20

14.    Conduct of CNTR's and AIRT/CMTI's Prior to the
       Closing Date                                                           20

15.    Access and Information                                                 21

16.    Expenses                                                               21

17.    Termination                                                            21

18.    Effect on Termination                                                  22

19.    Meaning of "Material"                                                  22

20.    Amendment                                                              22

21.    Waiver                                                                 22

22.    Broker and Investment Banking Fees                                     22

23.    Binding Effect                                                         23

24.    Entire Agreement                                                       23

25.    Governing Law                                                          23

26.    Arbitration                                                            23

27.    Originals                                                              23

28.    Addresses of the Parties                                               24

29.    Notices                                                                24

30.    Release of Information                                                 25

     AGREEMENT AND PLAN OF REORGANIZATION, dated as of 2 February 2001 (the "Agreement"), among Cantronics Corporation, a corporation organized under and pursuant to the laws of the State of Nevada ("CNTR"), Academy of Infrared Thermography, Inc., a corporation organized under and pursuant to the laws of the State of Washington ("AIRT"), and Condition Monitoring Training Institute, Inc., a corporation organized and pursuant to the laws of the Province of British Columbia, Canada ("CMTI") in their capacity as the holders of all of the issued and outstanding shares of AIRT/CMTI common stock, no par value per share (the "AIRT/CMTI Common Shares"). AIRT and CMTI for purposes of this Agreement shall collectively be known as "AIRT/CMTI."

                                   WITNESSETH:

     WHEREAS, CNTR desires, pursuant to this Agreement, to exchange an aggregate of Two Million Seven Hundred and Fifty Thousand (2,750,000) heretofore authorized but unissued shares of its Common Stock $.001 par value per share (the "Common Stock") solely for all of the AIRT/CMTI Common Shares; and

     WHEREAS, CNTR is willing, pursuant to this Agreement, to exchange all of the AIRT/CMTI Common Shares solely for Common Stock upon the terms and conditions hereinafter set forth and for the purpose of carrying out a tax free exchange within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); and

     WHEREAS, in order to carry out the foregoing intents, CNTR and AIRT/CMTI desire to enter into and adopt this Agreement.

     NOW, THEREFORE, in consideration for the exchange of securities herein enumerated and other good and valuable consideration, the receipt and adequacy of which is hereby jointly and severally acknowledged and accepted, the parties hereby agree as follows:

     1.     Plan of Reorganization.  AIRT/CMTI owns all of the AIRT/CMTI Common
            ----------------------
Shares. It is the express written intention of the parties that all of the AIRT/CMTI Common Shares shall be acquired by CNTR solely in exchange for Two Million Seven Hundred and Fifty Thousand (2,750,000) shares of CNTR Common Stock. AIRT/CMTI agree that the 2,750,000 CNTR Common Shares shall be provided in the following certificates with appropriate restriction periods:

1,500,000 Shares                              Three Year Restriction

1,250,000 Shares                              Five Year Restriction

All Restrictions shall be dated as of the date of the Closing for the Exchange of Shares by and between the Parties.

     A. CNTR shall issue its Common Stock in exchange for 100t of the issued and outstanding stock of AIRT/CMTI on condition that:

     (i) AIRT/CMTI maintain their financials at the figures represented by their

October 31, 2000 financial statement;
     (ii) AIRT/CMTI covenant that they have been in business for a sufficient period of time such that their financials, as of October 31, 2000, reflect a normal course of business for the two companies.

     2.     Exchange of Shares. By virtue of their respective execution of this
            ------------------
Agreement, CNTR and AIRT/CMTI hereby and consent that on the Closing Date (as hereinafter defined) the AIRT/CMTI Common Shares shall be exchanged with CNTR solely in consideration for the CNTR Common Stock. Unless otherwise requested by AIRT/CMTI in writing at least five business days prior to the Closing date, the
Common Stock shall be delivered via ten (10) certificates for       shares of
                                                             -------
Common Stock registered in the name of                      .  All certificates
                                      ----------------------
representing the AIRT/CMTI Common Shares, shall be delivered to CNTR duly endorsed in blank with signature guaranteed or with executed stock power attached thereto with signature guaranteed in either event by a bank or brokerage firm that is a member of the medallion program and in transferrable form with any required documentary or transfer tax stamps affixed at AIRT/CMTI's sole and exclusive expense so as to make CNTR the sole owner thereof, free and clear of any and all liens, claims and encumbrances, of any nature whether accrued, absolute, contingent or otherwise.

     3.     Closing.  The closing of the exchange of the AIRT/CMTI Common Shares
            --------
for the CNTR Common Stock (the "Closing") shall take place at 1:00 PM local time on or before the 2nd day of February 2001 at the offices of Cantronics Corporation located at 116-3823 Henning Drive, Burnaby, British Columbia V5C 6P3 or such other time and place upon which the parties may agree. The day which the Closing actually occurs is herein sometimes referred to as the "Closing Date". In the event the closing does not occur on or before February 2, 2001, and unless extended by mutual consent in writing or unless such failure to close is by reason of a material breach by a party of its obligations under this Agreement, then CNTR and AIRT/CMTI shall return all information and documentation exchanged or delivered hereunder to the party or parties furnishing the same and thereafter, this Agreement shall thereafter be and be deemed to be null and void and of no further force or effect. In the event the failure to close is caused by the material breach by a party of its obligations under this Agreement, then the non-breaching party may enforce its rights under this Agreement including the right to seek specific performance and/or damages as provided in Section 17 of this Agreement.

     4.     The Common Stock.  The shares of Common Stock originally issued and
            -----------------
delivered to AIRT/CMTI at the Closing shall be voting securities of CNTR having the rights and preferences set forth on the Certificate of the Designation, Right and Preferences.

     5.     Tax-Free Exchange.  Each party hereto intends that the transaction
            ------------------
embodied by this Agreement shall be and shall qualify as a reorganization and a tax-free exchange under Section 368(a)(1)(C) of the Code; and in furtherance thereof, each party hereby agrees not to take any action which would impair the treatment of the exchange as a tax-free reorganization for tax purposes. However, the inability to consummate the transaction on a tax-free basis will not affect the validity of enforceability of this Agreement.

     6.     Representations and Warranties of AIRT/CMTI.  By virtue of its
            --------------------------------------------
execution of this Agreement, and except as expressly modified by the information set forth on any and all schedules or exhibits annexed to this Agreement and incorporated herein by reference, AIRT/CMTI hereby represent and warrants to CNTR as follows:

     (a) It is the sole record and beneficial owner of the AIRT/CMTI Common Shares representing 100% of the total number of issued and outstanding shares of AIRT/CMTI's common stock, no par value per share. AIRT/CMTI has the sole and undisputed power, right and authority to vote the AIRT/CMTI Common Shares. The AIRT/CMTI Common Shares to be transferred to CNTR on the Closing Date will constitute all of the issued and outstanding shares of common stock of AIRT/CMTI as of the Closing Date. The AIRT/CMTI Common Shares will be transferred free and clear of any and all liens, claims, encumbrances, options, contracts, calls, commitments or demands of any character. The AIRT/CMTI Common Shares to be transferred to CNTR on the Closing Date will constitute the complete ownership, legal and equitable, record and beneficial, of the Limited Common Shares by AIRT/CMTI on the Closing Date. As of the Closing Date, and except as disclosed on Schedule 7(a), AIRT/CMTI shall not own any equity interest in any other corporation, partnership, joint venture or proprietorship; and shall have on the Closing Date full corporate power and authority to carry on its business as the same shall be conducted between the date hereof and the Closing Date;

     (b) It has the power, right and authority to execute, deliver and perform this Agreement, and the execution, delivery and performance of this Agreement in the time and manner herein specified, will not conflict with, result in a breach of , or constitute a default under any provisions of law, trust or any existing agreement, indenture or other instrument to which AIRT/CMTI is a party or by which the AIRT/CMTI Common Shares owned by AIRT/CMTI may be bound or affected;

     (c) The AIRT/CMTI Common Shares are duly and validly issued, fully paid and non-assessable, and represent the only issued and outstanding class of voting securities of AIRT/CMTI;

     (d) The information given and every representation, warranty and statement made or furnished by AIRT/CMTI herein is true, correct and does not contain a misstatement of a material fact or omit to state any material fact required in order to make the statement and representation, in light of the circumstance under which they were made, not misleading;

     (e) AIRT/CMTI has no knowledge of the material fact or facts other than disclosed herein or in the exhibits or schedules annexed hereto which will adversely affect the business or financial condition of AIRT/CMTI or the title of AIRT/CMTI to its properties or assets, and agrees that it will notify CNTR of any such facts if it acquire knowledge of the same prior to the Closing Date;

     (f) To the best of its knowledge and belief, each of the representations and warranties of Limited in Section 7 of this Agreement is true and correct;

     (g) Its management has read and understands both this Agreement and the nature and parameters of the transaction underlying the same; accepts and agrees to the consummation of the transaction enumerated herein; and accepts the original issuance of the CNTR Common Stock to AIRT/CMTI as the sole and exclusive consideration for the transfer and delivery of the AIRT/CMTI Common Shares to CNTR;

     (h) Neither it not any other person, firm or entity has any right of appraisal or similar right to dissent from the transaction made subject of this Agreement and/or to demand payment for the AIRT/CMTI Common Shares. In the event such right does, in fact, exist, AIRT/CMTI will waive such right prior to the Closing Date;

     (i) Prior to the Closing Date, AIRT/CMTI will not vote for or authorize the reorganization, recapitalization, merger, consolidation, stock split or other similar corporate action on behalf of AIRT/CMTI except as may be required to effectuate the terms and conditions of this Agreement;

     (j) Prior to the Closing Date, AIRT/CMTI will not vote for or authorize the creation of any other class of equity or debt security of Limited;

     (k) All of the assets and property used by AIRT/CMTI in the operation of its business are owned by AIRT/CMTI and to the extent any of such assets and property are not so owned, AIRT/CMTI will arrange to have such asset and/or property transferred into AIRT/CMTI's name prior to the Closing Date and then transferred to CNTR;

     (1) Prior to the Closing Date, and except for advances by AIRT/CMTI to fund operations or the incurring of debt to finance ongoing business activities which shall be disclosed to CNTR in writing prior to expenditure, AIRT/CMTI will not, without the prior written consent of CNTR, cause or authorize AIRT/CMTI to:

     (i) create or incur any indebtedness, whether funded or not, except unsecured current liabilities incurred in the ordinary course of business; or assume, guarantee, endorse or otherwise become responsible for the obligation of any other person, entity, firm, or corporation;

     (ii) create or incur any mortgage, lien, charge or encumbrance of any kind, nature or description with respect to any of Limited's properties or assets, accept in the ordinary course of business;

     (iii) make or become a party to any contract or commitment, or renew, extend, amend, terminate or modify any contract or commitment, except in the ordinary course of business;

     (iv) make any capital expenditure or capital addition or betterment except as may be involved in ordinary repairs, maintenance and replacements and minor plant and equipment additions;

     (v) sell or otherwise dispose of any of its assets except sales in the ordinary course of business;

     (vi) declare or pay any dividend on, or make any other distribution upon or in respect of, or purchase, retire or redeem any shares of its capital stock;

     (vii) issue or sell any additional shares of capital stock, whether or not such shares have been previously authorized for issuance, or acquire any stock of any corporation or any interest in any business enterprise;

     (viii) grant any option or make any commitment relating to the authorized or issued capital stock of Limited;

     (ix) pay or agree to pay, conditionally or otherwise, any pension or severance pay to any director, officer, agent or employee, or make any advances to or increase the compensation of, any officers or employees;

     (x) use any AIRT/CMTI assets or properties, except for proper corporate purposes in the ordinary course of business;

     (xi) make any change in AIRT/CMTI's Certificate of Incorporation or By-Laws; or

     (xii) change any of AIRT/CMTI's banking or safe deposit arrangements or open any new bank accounts or safe deposit boxes, other than in the normal course of business.

     (m) Each of the representatives in this Section 6 shall be true and correct at the Closing Date.

7.     Representations and Warranties of CNTR.  By virtue of its execution of
       --------------------------------------
this Agreement CNTR hereby represents and warrants to AIRT/CMTI as follows:

     (a) CNTR is and on the Closing Date will be a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full power and authority to conduct its business as the same is presently being conducted;

     (b) CNTR has the corporate power to enter into this Agreement and carry out its obligations hereunder. By the Closing Date, the execution and delivery of this Agreement, the performance of its obligations hereunder, and the consummation of the transactions contemplated hereby will have been duly authorized by CNTR's Board of Directors and by a majority of the holders of CNTR's Common Stock. Except as provided herein, no other corporate action or proceeding on the part of CNTR will be necessary to authorize this Agreement and the consummation of transactions contemplated hereby. Prior to the Closing Date, CNTR will provide AIRT/CMTI's attorneys with resolutions of the Board of Directors of CNTR which duly authorize the officers of CNTR to effectuate and consummate the transaction which is the subject of the Agreement, and further CNTR will furnish AIRT/CMTI with documentation which constitutes and comprises all consents, approvals, waivers, filings, registrations and other actions required of or to be made with other persons or governmental authorities in connection with the transaction contemplated herein under the laws of the State of Nevada and any other applicable states and evidencing compliance with or an applicable exemption from the registration provisions of (i) Section 5 of the Securities Act of 1933 (the "Securities Act") and (ii) applicable state securities ("blue sky") laws. Except for matters disclosed to AIRT/CMTI, CNTR is not subject to or obligated under any charter, by-laws or contract or any license, franchise or permit, or subject to any order or decree, which would be breached or violated by the execution, delivery and performance of this Agreement by CNTR in the time and manner contemplated herein. other than as referred to herein or in connection, or in compliance with the provisions of the Securities Exchange Act of 1934 (the 1134 Act"), and the securities ("blue sky") laws of the various states, no filing or registration with or authorization, consent, or approval of, any public body or authority is necessary for the consummation by CNTR of the transaction contemplated by this Agreement;

     (c) Since February 1, 2001, there has been and will not be without the consent of AIRT/CMTI: (i) any material adverse change in the financial condition of CNTR; (ii) any material change in the corporate status of CNTR; (iii) any unpaid dividends, declaration, setting aside or payment of any dividend (whether in cash, stock or property ) with respect to the capital stock of CNTR; (iv) any collective bargaining agreement, labor dispute, other than routine matters, none of which is material to CNTR; (v) except as disclosed on Schedule 8(c), any entry into any lease, material contracts, commitments or transaction (including without limitation any borrowing or capital expenditure); (vi) the execution or issuance of any note, bond, mortgage or other obligation; or (vii) any other event or condition of any character materially and adversely affecting the financial condition of CNTR. Prior to February 1, 2001, CNTR initiated a private offering for stock pursuant to Regulation D, Rule 506 of the Securities and Exchange Act of 1933 (as amended) to raise a total of Six Million ($6,000,000) U.S. Dollars for a total of 8,000,000 Common Shares at $.75 per share. As of the date of merger between CNTR and AIRT/CMTI, the Offering is still open.

     (d) The execution and performance of this Agreement in the time and manner contemplated will not conflict with, result in a breach of or constitute a default under any provision of law, the Articles of Incorporation or By-Laws of CNTR or of any existing agreement, indenture or other instrument to which CNTR is a party or to which it may be bound or affected;

     (e) As of the Closing Date, the authorized capital stock of the CNTR consists of 90,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, par value $0.001. All shares of common and Preferred Stock issued and outstanding are duly authorized, validly issued, fully paid and nonassessable. CNTR issued and outstanding shares are 60,000,000 Common Shares at a par value of $.001 per share. No Preferred shares have been issued. As of the Closing Date, CNTR will have reserved for issuance such number of shares of its Common Stock necessary for issuance upon consummation of the transaction referred to herein.

     (f) There are not, and will not be at any time prior to the Closing Date, any outstanding subscription rights, options, contracts, calls, demands or commitments of any type, kind or character relating to the capital stock of CNTR except for issuance of shares pursuant to its Rule 506 Offering of which CNTR has authorized a total of Eight Million (8,000,000) shares;

     (g) All corporate action required of CNTR has been or will be taken prior to the Closing Date and all tax reports and returns required to be filed by CNTR have been or will be timely filed prior thereto. CNTR has complied, and at all times until the Closing Date will comply with all applicable state, Federal or local laws, including Federal and State securities laws, regulations or ordinances and will notify AIRT/CMTI, immediately upon receiving any violation claim. CNTR has not been notified, as of the date of this Agreement, that it has failed to so comply with any such requirements;

     (h) There is no litigation or governmental proceeding or investigation pending or, to the knowledge of CNTR's officers or directors, threatened or in prospect against CNTR, any of its officers, directors or principal shareholders or relating to it capital stock. CNTR will notify AIRT/CMTI promptly upon receipt of any such notification of any such initiated or threatened proceedings or litigation which may arise or be instituted at any time prior to the Closing Date;

     (i) Copies of CNTR's Articles of Incorporation, all amendments thereof, By-Laws and all minutes of CNTR are contained in the minute books which will be furnished to AIRT/CMTI and its counsel as soon as practicable, but prior to Closing; all additional minutes and other corporate documents of CNTR adopted or executed subsequent to this Agreement, but prior to the Closing Date, will be exhibited promptly to Limited and its counsel;

     (j) CNTR has clear and unencumbered title to all of its properties. Prior to the Closing Date and except in the ordinary course of its business, CNTR will not dispose of or encumber any of its property without the prior written consent of Limited;

     (k) CNTR is not in material default under any material contract or obligation; and all third parties with whom CNTR has contractual arrangements are in material compliance therewith and are not in material default thereunder;

     (l) CNTR has not and, without the written consent of AIRT/CMTI, will not prior to the Closing Date, adopt any new life insurance, hospitalization insurance, profit sharing, pension or retirement benefit plans or arrangements or deferred compensation agreements whether or not legally binding, nor is CNTR presently paying any pension or retirement allowance;

     (m) CNTR has not adopted and, without written consent of AIRT/CMTI, will not prior to the Closing Date, adopt any employment or collective bargaining agreements;

     (n) CNTR does not carry any policies of fire, liability and other insurance as of the date of this Agreement;

     (o) AIRT/CMTI may inspect the unaudited balance sheets and income statements of CNTR for the two fiscal years ended January 31, 1999 and January 31, 2000 and the interim period through October 31, 2000 (the "Cantronics Unaudited Financial Statements") and unaudited financial statements for the eight months ended October 31, 2000 present the financial condition and the results of operations of CNTR as of the dates thereof and were prepared in accordance with generally accepted accounting principles consistently applied. The CNTR Unaudited Financial Statements are hereinafter collectively referred to as the "Cantronics Financial Statements: There are no material liabilities, either fixed or contingent, not reflected in the Cantronics Financial Statements and the Cantronics Financial Statements are true and correct in all material aspects and do not omit to state any material fact required or necessary to make such statements, in light of the circumstances in which they are made, and are not misleading;

     (p) All of the shares of Common Stock as and when delivered as required pursuant to this Agreement will be duly and validly issued, fully paid and non-assessable with no personal liability attaching to the ownership thereof and will convey to AIRT/CMTI good and valid title to such securities, free and clear of any liens, encumbrances or claims of any nature, contingent or otherwise, and will entitle AIRT/CMTI to all the rights of holders of such securities, subject in each case to the restrictions on transferability imposed by the Securities Act and the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder in addition to voluntary restrictions agreed to herein;

     (q) The information given and every representation, warranty and statement made or furnished by CNTR hereunder is true and correct and does not contain a misstatement of a material fact or omit to state a material fact required in order to make such statements and representations, in light of the circumstances under which they are made, not misleading;

     (r) Prior to the Closing Date, CNTR will not cause or permit or agree to the original issuance of any class of equity or debt securities other than those securities already committed to be issued pursuant to CNTR's Regulation D, Rule 506 Offering;

     (s) To the best knowledge, information and belief of CNTR management, there are not material liabilities, either fixed or contingent, not reflected in the Cantronics Financial Statements except that there may be contracts or obligations incurred in the usual course of business not reflected therein which, if disclosed, would not materially adversely affect the financial condition of CNTR as reflected in such statements;

     (t) Prior to the Closing Date, CNTR's Board of Directors will not vote for or authorized the reorganization, recapitalization, merger, consolidation, stock split or other similar corporate action on behalf of CNTR except as may be required to effectuate the terms and conditions of this Agreement;

     (u) Prior to the Closing Date, CNTR's Board of Directors will not vote for or authorize the creation of any other class of equity or debt security of CNTR;

     (v) Prior to the Closing Date, CNTR will not, without the prior written consent of AIRT/CMTI, do or agree to do any of the following:

     (i) Create or incur any indebtedness, whether funded or not, except unsecured current liabilities incurred in the ordinary course of business; or assume, guarantee, endorse or otherwise become responsible for the obligation of any other person, entity, firm or corporation;

     (ii) create or incur any mortgage, lien, charge or encumbrance of any kind, nature or description with respect to any of CNTR properties or assets except in the ordinary course of business or as required by the terms and conditions of its capital stock;

     (iii) make or become a party to any contract or commitment, or renew, extend, amend, terminate or modify and contract or commitment, except in the ordinary course of business;

     (iv) make any material investment, acquisition, or any capital expenditure or capital addition or betterment except as may be involved in ordinary repairs, maintenance and replacements and minor plant and equipment additions;

     (v) sell or otherwise dispose of any of its assets except sale sin the ordinary course of business;

     (vi) declare or pay any dividend on, or make any other distribution upon or in respect of, or purchase, retire or redeem any shares of its capital stock;

     (vii) issue or sell any additional shares of capital stock, whether or not such shares have been previously authorized for issuance, or acquire any stock of any corporation or any interest in any business enterprise;

     (viii) grant any option or make any commitment relating to the authorized or issued capital stock of Industries;

     (ix) pay or agree to pay, conditionally or otherwise, any pension or severance pay to any director, officer, agent or employees, or make any advances to or increase the compensation of, any officers or employees;

     (x)     use any assets or properties except for proper corporate purposes;

     (xi) make any change in the Articles of Incorporation or B-Laws or effectuate any merger, reorganization, consolidation, or other change affecting the CNTR corporate structure, capitalization, or existence; and

     (xii) change any of CNTR's banking or safe deposit arrangements or open any new bank accounts or safe deposit boxes, other than in the normal course of business;

     (w) CNTR has no liabilities or obligations or any nature (absolute, accrued, contingent or otherwise) which are required to be reflected or reserved against in its balance sheet in accordance with generally accepted accounting principles consistently applied, except for liabilities and obligations fully reflected or reserved against in the Cantronics Financial Statements or incurred in the ordinary course of business and consistent with past practice since the date of the Cantronics Financial Statements;

     (x) CNTR has furnished an opinion of counsel and other documentation reasonably acceptable to AIRT/CMTI and AIRT/CMTI's counsel, evidencing the fact that CNTR is a Nevada corporation in good standing with the requisite power and authority to execute, deliver and perform this Agreement;

     (aa) Since January 1, 2001, CNTR has not engaged in any material transaction except with AIRT/CMTI;

     (bb) As of the Closing date no options will be issued and outstanding to purchase shares of capital stock of CNTR; and

     (cc) Each of the representations in this Section 7 shall be true and correct at the Closing Date.

     8.     Covenants of AIRT/CMTI.  By virtue of its and their respective
            -----------------------
execution of this Agreement, CNTR and AIRT/CMTI hereby jointly and severally covenant and agree with each other as follows:

     (a) On the Closing Date, AIRT/CMTI and any other stockholder of AIRT/CMTI who will receive shares of CNTR Common Stock will deliver an executed investment letter to CNTR (the "CNTR Investment Letter");

     (b) AIRT/CMTI agrees and covenants to execute the certificate identified in Section 10(a)(ii) below;

     (c) On the Closing Date, AIRT/CMTI will furnish CNTR with an opinion of securities counsel in form and substance reasonably acceptable to CNTR and

CNTR's securities counsel;

     (d) At all times prior to the Closing Date, CNTR through its duly authorized representatives, may inspect, copy and reproduce any tax returns, accounting and other records of AIRT/CMTI relating to its property, assets or business. AIRT/CMTI will afford to the officers and authorized representatives of CNTR access to the properties, books and records of AIRT/CMTI and will furnish such information as CNTR and its counsel may from time to time reasonably request;

     (e) All Federal and state tax returns required to be filed for all fiscal years ended on or before December 31, 2000, if any, have been filed and the tax disclosed therein, if any, has been or will be paid prior to the Closing Date. No extensions of the applicable statute of limitations have been, or will be, prior to the Closing Date, applied for or consented to by AIRT/CMTI without notification to CNTR;

     (f) If requested by CNTR, AIRT/CMTI will deliver to CNTR an accurate and complete list and brief description of all policies of fire, liability, errors and omissions and other insurance carried by AIRT/CMTI as of the date of this Agreement. AIRT/CMTI will take all steps necessary to keep such policies in full force and effect through the Closing Date and will inform CNTR of any changes in coverage or additional policies prior to the entering into such policies;

     (g) Copies of AIRT/CMTI's Certificate of Incorporation, all amendments thereto, By-Laws, and all minutes of AIRT/CMTI are contained in the minute books which will be furnished to CNTR and its counsel prior to the Closing Date; and all additional minutes and the corporate documents of AIRT/CMTI adopted or executed subsequent to this Agreement, but prior to the Closing Date (none of which will diminish or dilute the rights of CNTR hereunder), will be furnished to CNTR and its counsel prior to the Closing Date;

     (h) As soon as practicable following the execution of this Agreement, but no later than ten (10) days prior to the Closing Date, provide CNTR with the AIRT/CMTI Unaudited Financial Statements;

     (i) All of the representations, warranties and covenants of AIRT/CMTI made in this Agreement shall survive the Closing Date for a period of twelve months;

     (j) At all times prior to the Closing Date, CNTR may inspect, copy and reproduce any tax returns, accounting and other records of AIRT/CMTI relating to its property and capitalization. AIRT/CMTI will afford to the officers and authorized representatives of CNTR access to the properties, books and records of AIRT/CMTI and furnish such information as CNTR and its counsel may from time to time reasonably request;

     (k) AIRT/CMTI shall allow CNTR to inspect the unaudited balance sheets and income statements of AIRT/CMTI for the two fiscal years ended June 30, 1999 and June 30, 2000 and any interim periods through December 31, 2000 (the

"Cantronics Unaudited Financial Statements") present the financial condition and the results of operations of AIRT/CMTI as of the dates thereof and were prepared in accordance with generally accepted accounting principles consistently applied. The AIRT/CMTI Unaudited Financial Statements are hereinafter collectively referred to as the 11AIRT/CMTI Financial Statements":

There are no material liabilities, either fixed or contingent, not reflected in the AIRT/CMTI Financial Statements and the AIRT/CMTI Financial Statements are true and correct in all material aspects and do not omit to state any material fact required or necessary to make such statements, in light of the circumstances in which they are made, and are not misleading;

     (l) As soon as practicable following the execution of this Agreement, but no later than ten (10) days prior to the Closing Date, AIRT/CMTI will furnish to CNTR copies of proposed forms of employment agreement with such executive officers of AIRT/CMTI as CNTR shall have designated to AIRT/CMTI in writing as soon as practicable following the execution of this Agreement (the "AIRT/CMTI Employment Agreements"). The terms of such AIRT/CMTI Employment Agreements shall be satisfactory to CNTR. Any and all such AIRT/CMTI Employment Agreements shall be duly executed on the Closing Date; and

     (m) No later than twenty (20) business days after the Closing Date, AIRT/CMTI shall take such corporate action as shall be necessary to comply with the requirements of any laws of the State of Washington and the Province of British Columbia and to cause its shareholders to authorize the transaction referenced in this Agreement.

9.     Covenants of CNTR.  By virtue of its execution of this Agreement, CNTR
       ------------------
hereby covenants and agrees with AIRT/CMTI as follows:

     (a)     CNTR agrees and covenants to execute the certificate identified in
Section 10(b)(ii) below;

     (b) On the Closing Date, CNTR will furnish AIRT/CMTI with an opinion of securities counsel in form and substance reasonably acceptable to AIRT/CMTI and AIRT/CMTI's securities counsel;

     (c) At all times prior to the Closing Date, AIRT/CMTI through its or their duly authorized representatives, may inspect, copy and reproduce any tax returns, accounting and other records of CNTR relating to its property, assets or business. CNTR will afford to the officers and authorized representatives of AIRT/CMTI access to the properties, books and records of CNTR and will furnish such information as AIRT/CMTI and its counsel may from time to time reasonably request;

     (d) If requested by AIRT/CMTI, CNTR will deliver to AIRT/CMTI an accurate and complete list and brief description of all policies of fire, liability, errors and omissions and other insurance carried by Industries as of the date of this Agreement. CNTR will take all steps necessary to keep such policies in full force and effect through the Closing Date and will inform

AIRT/CMTI of any changes in coverage or additional policies prior to the entering into such policies;

     (e) Copies of CNTR's Certificate of Incorporation, all amendments thereto, By-Laws, and all minutes of CNTR are contained in the minute books which will be furnished to AIRT/CMTI and its counsel prior to the Closing Date; and all additional minutes and other corporate documents of CNTR adopted or executed subsequent to this Agreement, prior to the Closing Date (none of which will diminish or dilute the rights of AIRT/CMTI hereunder), will be furnished to AIRT/CMTI and its or their counsel prior to the Closing Date;

     (f) As soon as practicable following the execution of this Agreement, but no later than ten (10) days prior to the Closing Date, CNTR will provide AIRT/CMTI with the Cantronics Financial Statements;

     (g) All of the representations, warranties and covenants of CNTR made in this Agreement shall survive the Closing Date for a period of twelve months;

     (h) As soon as practicable following the execution of this Agreement, but not later than ten (10) days prior to the Closing Date, CNTR will furnish to AIRT/CMTI copies of proposed forms of employment agreements with such executive officers of AIRT/CMTI as both AIRT/CMTI and CNTR shall have designated to remain employed with CNTR after the merger (the "Cantronics Employment Agreements"). The terms of such Cantronics Employment Agreements shall be according to the terms outlined in the Letter of Intent dated January 25, 2001. Any and all such Cantronics Employment Agreements shall be duly executed within thirty days of the Closing Date;

     (i) No later than twenty (20) business days after the Closing Date, CNTR shall take such corporate action as shall be necessary to comply with the requirements of chapter 78 of the Nevada Revised Statues and to cause its shareholders to authorize the transaction referenced in this Agreement.

10.     Conditions Precedent to Closing
        -------------------------------

     (a) All of the obligations of CNTR under and pursuant to this Agreement are and shall be subject to the representations and warranties of AIRT/CMTI being true and correct in all material respects on the Closing Date except for such representation and warranties that are expressly given as of a specific date or as of the date hereof and the delivery to CNTR, prior to or on the Closing Date of each of the following:

     (i) a certificate or certificates representing all of the AIRT/CMTI Common Shares in proper transferable form, endorsed in blank, with signatures guaranteed and with all necessary documentary transfer stamps affixed;

     (ii) a certificate signed by the President and Secretary of AIRT/CMTI, dated the Closing Date, to effect that all of the representations and warranties of AIRT/CMTI set for in Section 6 hereof, and elsewhere in this Agreement are true and correct in all material respects except for such representations and warranties that are expressly given as of a specific date or as of the date hereof;

     (iii) a certified copy of the resolution of AIRT/CMTI's Board of Directors authorizing the execution, delivery and performance of this Agreement;

     (iv) the AIRT/CMTI Unaudited Financial Statements containing an unqualified opinion of a firm of independent certified public accountants which shall contain no material change in the financial condition of AIRT/CMTI since the date of the last AIRT/CMTI Unaudited Financial Statement other than expenditures authorized by this Agreement, and review by such firm;

     (v) a Certificate of Good Standing of AIRT/CMTI from the appropriate authority in the State of Washington and the Province of British Columbia dated within ten (10) days of the Closing Date;

     (vi) a certificate from the appropriate authority in the State of Washington and the Province of British Columbia dated within ten (10) days of the Closing Date evidencing payment by AIRT/CMTI of all outstanding taxes due to the State of Washington and the Province of British Columbia;

     (vii) an executed copy of the AIRT/CMTI Investment Letters from each holder of the AIRT/CMTI Common Shares;

     (viii) an opinion of corporate and securities counsel to AIRT/CMTI, in form and substance reasonably satisfactory to CNTR and its counsel;

     (ix) written documentary evidence, reasonably satisfactory to CNTR's securities counsel, that AIRT/CMTI is a 100% owner of the AIRT/CMTI Common Stock;

     (x) a certificate of the President and Corporate Secretary of AIRT/CMTI certifying that, effective as of the Closing, all other covenants of AIRT/CMTI to be satisfied on or before the Closing have been satisfied;
     (xi)     duly executed copies of the AIRT/CMTI Employment Agreements.

     (b) All of the obligations of AIRT/CMTI under and pursuant to this Agreement are and shall be subject to the representations and warranties of CNTR being true and correct at the Closing Date except for such representations and warranties that are expressly given as of a specific date or as of the date hereof and the fulfillment prior to or on the Closing Date of each of the following:

     (i) certificates for the Common Stock in such names and in such denominations as AIRT/CMTI shall have indicated to CNTR in writing;

     (ii) a certificate signed by the President and Secretary of CNTR, dated the Closing Date, to effect that all of the representation and warranties of CNTR set forth in Section 7 hereof, and elsewhere in this Agreement are true and correct in all material respects except for such representations and warranties that are expressly given as of a specific date or as of the date hereof;

     (iii) a copy of the resolution of CNTR's Board of Directors authorizing the execution, delivery and performance of this Agreement;

     (iv) the CNTR Unaudited Financial Statements containing an unqualified opinion of a firm of independent certified public accountants together with the CNTR Unaudited Financial Statement (which shall contain no material change in the financial condition of CNTR since the date of the last CNTR Audited Financial Statement other than expenditures authorized by this Agreement, and review by such firm;

     (v) a Certificate of Good Standing of CNTR from the appropriate authority in the State of Nevada dated December 11, 2000;

     (vi) an executed copy of the CNTR Investment Letters from each holder of the AIRT/CMTI Common Shares;

     (vii) an opinion of corporate and securities counsel to CNTR, in form and substance reasonably satisfactory to AIRT/CMTI and its securities counsel;

     (viii) a certificate of the President and Corporate Secretary of CNTR certifying that, effective as of the Closing, all other covenants of CNTR to be satisfied on or before the Closing have been satisfied.

11.     Indemnification.
        ----------------

     (a) AIRT/CMTI hereby agree to hold CNTR harmless from any and all loss, cost, expense, liability or damage, including reasonable attorney's fees, resulting from any inaccurate representation made by AIRT/CMTI, breach of any warranty herein made and breach or default in AIRT/CMTI1s performance of any of the covenants which AIRT/CMTI is to perform hereunder; provided, however, no claim may be made under this Agreement for breach of warranty or covenant, or seek any indemnification with regard thereto until such time as there has been an aggregate of Ten Thousand Dollar ($10,000) damages incurred by CNTR. All claims made hereunder must be made within eighteen (18) months of the Closing hereunder or they shall be deemed waived.

     (b) CNTR hereby agrees to hold AIRT/CMTI harmless from any and all loss, cost, expense, liability or damage, including reasonable attorney's fees, resulting from any inaccurate representation made by CNTR, breach of any warranty herein made and breach or default in CNTR's performance of any of the covenants which it is to perform hereunder; provided, however, no claim may be made under this Agreement for breach of warranty or covenant, or seek any indemnification with regard thereto until such time as there has been an aggregate of Ten Thousand Dollars ($10,000) damages incurred by AIRT/CMTI. All claims made hereunder must be made within eighteen (18) months of the Closing hereunder or they shall be deemed waived.

12.     AIRT/CMTI's Investment Intent.  AIRT/CMTI has been advised, and by the
        ------------------------------
execution of this Agreement, hereby agrees, accepts and acknowledges:

     (a) That none of the shares of CNTR Common Stock to be delivered hereunder shall have been registered under the Securities Act or under state securities law, and that both CNTR and its present management are relying upon an exemption from registration based upon the investment and other representation of AIRT/CMTI. In this regard, AIRT/CMTI hereby represents, covenants and warrants that:

     (i) It is acquiring the shares of CNTR Common Stock issuable hereunder for investment purposes and without any view to the transfer or resale thereof and that such shares shall not be sold, transferred, assigned, pledged or hypothecated in any violation of the Securities Act, or the applicable securities laws of any state;

     (ii) It has no present reason to anticipate any change in their circumstances or any other particular occasion or event which would cause it to sell the Shares of Common Stock, subject, however, to the disposition of such property at all time being within its exclusive control;

     (iii) The certificates representing all of the shares of Common Stock to be delivered pursuant to this Agreement, shall bear a restrictive legend in substantially the following form:

"The Shares represented by this certificate have not been registered under the Securities Act of 1933 as amended. They may not be sold, assigned or transferred in the absence of an effective registration statement for the Shares under the said Securities Act, receipt of a 'no action' letter from the Securities and Exchange Commission or an opinion of counsel satisfactory to the Corporation that registration is not required under said Securities Act."

13.     CNTR's Investment Intent. CNTR has been advised, and by the execution of
        ------------------------
this Agreement, hereby agrees, accepts and acknowledges:

     (a) That none of the AIRT/CMTI Common Shares to be delivered hereunder shall have been registered under the Securities Act or under state securities law, and that both AIRT/CMTI and its present management are relying upon an exemption from registration based upon the investment and other representations of CNTR. In this regard, CNTR hereby represents, covenants and warrants that:

     (i) It is acquiring the AIRT/CMTI Common Shares transferred and delivered hereunder for investment purposes and without any view to the transfer or resale thereof and that such shares shall not be sold, transferred, assigned, pledged or hypothecated in any violation of the Securities Act, or the applicable securities laws of any state;

     (ii) It has no present reason to anticipate any change in their circumstances or any other particular occasion or event which would cause it to sell the AIRT/CMTI Common Shares, subject, however, to the disposition of such property at all time being within its exclusive control;

     (iii) The certificates representing all of the AIRT/CMTI Common Shares to be delivered pursuant to this Agreement, shall bear a restrictive legend in substantially the following form:

"The shares represented by this certificate have not been registered under the Securities Act of 1933 as amended. They may not be sold, assigned or transferred in the absence of an effective registration statement for the Shares under the said Securities Act, receipt of a 'no action' letter from the Securities and Exchange Commission or an opinion of counsel satisfactory to the Corporation that registration is not required under said Securities Act."

14.     Conduct of CNTR's and AIRT/CMTI's Business Prior to the Closing Date.
        ---------------------------------------------------------------------
From the date hereof and prior to the Closing Date, unless the other party hereto shall otherwise agree in writing:

     (a) The business of CNTR and AIRT/CMTI shall be conducted only in the ordinary and usual course and there shall be no material adverse changes in the nature and extent of its respective properties, the conduct of its respective operations;

     (b) Neither CNTR nor AIRT/CMTI shall encumber by lien, encumbrance, security interest or otherwise any of its respective assets or properties or authorize the reorganization, recapitalization, merger, consolidation or other similar action on behalf of CNTR or AIRT/CMTI except any that may be permitted by or required to effectuate the terms and conditions of this Agreement are as otherwise mutually agreed upon in writing;

     (c) Except as permitted by this Agreement, neither CNTR nor AIRT/CMTI shall dispose of any material amount of assets other than in the ordinary course of business; incur a material amount of additional indebtedness or other material liabilities, other than liabilities for borrowed money or enter into any contract, agreement, commitment or arrangement with respect to any of the foregoing;

     (d) Neither CNTR nor AIRT/CMTI shall enter into any employment or similar contract with any shareholder employee or make any changes in its respective management or executive assignments or compensation, except for changes in its management or executive assignments or compensation which occur in the ordinary course of business or as otherwise permitted by this Agreement; and

     (e) CNTR and AIRT/CMTI shall use their respective best efforts to preserve intact its business organization, to keep available the services of its present key employees, and to preserve the good will of those having business relationships with them.

15.     Access and Information.  Each party hereto shall afford to other party's
        -----------------------
accountants, counsel and other duly authorized representatives access, during normal business hours and on reasonable advance notice, during the period after execution of this Agreement and prior to the Closing Date, the right to make copies of all properties, books, contracts, commitments and records. In addition, each party shall furnish promptly to the other party: (i) a copy of each report, schedule and other document file received by it pursuant to the requirements of Federal or state securities laws; (ii) a copy of any summons, complaint, petition, notice of hearing or notice of the commencement of any governmental or administrative investigation; and (iii) all other information concerning its business, properties and personnel as may reasonably be requested; provided, however, that no investigation pursuant to this Section 15 shall affect any representations or warranties or the conditions to the obligations of the parties to consummate a transaction referenced herein. In the event of a termination of this Agreement whether in accordance with the provisions of Section 17 or otherwise, each party shall return to the party furnishing information all documents, work papers and other material obtained by or on its behalf as a result of this Agreement or in connection herewith whether obtained before or after the execution hereof, and the party receiving such information from the party furnishing same shall hold such information in confidence until such time as such information is otherwise publicly available. Notwithstanding the foregoing and until the Closing Date, AIRT/CMTI shall be under no obligation to disclose to CNTR and CNTR shall be under no obligation to disclose to AIRT/CMTI any proprietary or secret or confidential information concerning its respective operations.

16.     Expenses.  Regardless of whether or not the transaction contemplated
        ---------
herein is consummated, each party shall promptly pay, shall be responsible for, and account for on its respective financial statements all costs and expenses incurred by it in connection with this Agreement and the transactions contemplated hereby.

17.     Termination. This Agreement may be terminated at any time prior to the
        ------------
Closing Date: (i) by mutual consent of the Boards of Directors of both CNTR and AIRT/CMTI; (ii) by failure to close as provided in Section 3; or (iii) as a result of the occurrence, prior to the Closing Date, of any of the following events with respect to or by either AIRT/CMTI or CNTR: (aa) The making of a general assignment for the benefit of creditors; (bb) The filing of any petition or the commencement of any proceeding by or against either corporation for any relief under any bankruptcy, or insolvency laws or any laws related to the relief of debtors, readjustment of indebtedness, reorganizations, compositions or extensions; (cc) The appointment of a receiver of or the issuance of making of a writ or order of attachment or garnishment against, a majority of the property or assets of either corporation; (dd) The filing of a tax lien or warrant or judgment against either corporation in favor of the United States of America, or the State of Nevada and the State of Washington in an amount in excess of Twenty Five Thousand ($25,000) Dollars where said lien or judgment is not satisfied and discharged within thirty (30) days from the date of such filing; or (ee) A judgment is rendered against either corporation on an uninsured claim of $50,000 or more and either corporation fails to commence an appeal of such judgment within the applicable appeal period.

18.     Effect on Termination.  In the event of termination of this Agreement as
        ----------------------
provided in Section 17, this Agreement shall forthwith become null and void and there shall be no further liability on the part of CNTR or AIRT/CMTI or its respective officers or directors. Termination of this Agreement by either CNTR or AIRT/CMTI as a result of the breach of the terms and conditions hereof by the other shall not relieve any party of any liability for a breach of, or for any misrepresentation under this Agreement, or be deemed to constitute a waiver of any available remedy (including specific performance if available) for any such breach or misrepresentation.

19.     Meaning of "Material".  As used herein, the term "material" shall be
        ----------------------
construed in its generally accepted United States Federal securities law context.

20.     Amendment. This Agreement may not be amended except by an instrument in
        ----------
writing signed on behalf of each of the parties hereto.

21.     Waiver. At any time prior to the Closing Date, the parties hereto, by
        -------
action taken by its respective Boards of Directors and accepted in writing by the other parties, may: (i) extend the time for the performance of any party;
(ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto; and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party and accepted in writing by the other parties. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any of provision, term, condition, warranty, representation or guaranty contained herein.

22.     Broker and Investment Banking Fees. CNTR, and AIRT/CMTI represent and
        -----------------------------------
warrant that they have not engaged the services of any broker, finder, or other person of similar kind who might be due compensation as a result of the transactions contemplated herein. CNTR, and AIRT/CMTI agree to hold and indemnify each other harmless from and against claims by any third party due compensation as a broker, finder, or other person of similar kind who might be due compensation as a result of the transactions contemplated herein.

23.     Binding Effect.  All of the terms and provisions of the Agreement shall
        ---------------
be binding upon and inure to the benefit of and be enforceable by and against the parties hereto and their respective successors. This Agreement shall not be assignable under any circumstances.

24.     Entire Agreement.  Each of the parties hereto, covenants that this
        -----------------
Agreement is intended to and does contain and embody herein all of the understandings and agreements, both written and oral, of the parties hereby with respect to the subject matter of this Agreement and that there exists no oral agreement or understanding express or implied, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, impaired or affected.

25.     Governing Law. This Agreement shall be governed by and interpreted under
        -------------
and construed in all respects in accordance with the laws of the State of Nevada, irrespective of the place of domicile or residence of any party.

26.     Arbitration.  The parties agree that in the event of a controversy
        ------------
arising out of the interpretation, construction, performance or breach of the Agreement, any and all claims arising out of or relating to this Agreement shall be settled by arbitration according to the Commercial Arbitration Rules of the American Arbitration Association located in New York City before a single arbitrator, except as provided below. The decision of the arbitrator(s) will be enforceable in any court of competent jurisdiction. The parties hereby agree and consent that service of process in any such arbitration proceeding outside the City of New York shall be tantamount to service in person with New York, New York and shall confer personal jurisdiction on the American Arbitration Association. In any dispute where a party seeks Fifty Thousand Dollars ($50,000.00) or more in damages, three (3) arbitrators will be employed. In resolving all disputes between the parties, the arbitrators will apply the law of the State of New York, except as may be modified by this Agreement. The arbitrators are, by this Agreement, directed to conduct the arbitration hearing no later than three (3) months from the service of the statement of claim and demand for arbitration unless good cause is shown establishing that the hearing cannot fairly and practically be so convened. The arbitrators will resolve any discovery disputes by such prehearing conferences as may be needed. All parties agree that the arbitrators and any counsel of record to the proceeding will have the power of subpoena process as provided by law. Notwithstanding the foregoing, if a dispute arises out of or related to this Agreement, or the breach thereof, before resorting to arbitration the parties agree first to try in good faith to settle the dispute by mediation under the Commercial Mediation Rules of the American Arbitration Association.

27.     Originals.  This Agreement may be executed in counterparts each of which
        ----------
so executed shall be deemed an original and constitute one and the same agreement.

28.     Addresses of the Parties.  Each party shall at all times keep the other
        -------------------------
party informed of its principal place of business if different from that stated herein, and promptly notify the other of any change, giving the address of the new principal place of business.

29.     Notices.  Any notice required or contemplated by this Agreement shall be
        --------
deemed sufficiently given when delivered in person, transmitted by facsimile (if followed by a copy by mail within three (3) business days) or sent by registered or certified mail or priority overnight package delivery service to the principal office of the party entitled to notice or at such other address as the same may designate in a notice for that purpose. All notices shall be deem to have been made upon receipt, in the case of mail, personal delivery or facsimile, or on the next business day, in the case of priority overnight package delivery service. Such notices shall be addressed and sent or delivered to the following:

     If to Cantronics Corporation
     116-3823 Henning Drive
     Burnaby, British Columbia
     VSC 6P3

     Attn: James Zahn

     With a copy to:
     Joseph L. Pittera, Esq.
     2214 Torrance Blvd.
     Suite 101
     Torrance, CA 90501

     If to Academy of Infrared Thermography, Inc.:

     2955 Westsyde Road
     Kamloops, BC V2B 7E7

     Attn: Ron Newport

     If to Condition Monitoring Training Institute, Inc.:

     2955 Westsyde Road
     Kamloops, BC V2B 7E7

     Attn: Ron Newport

or to such other address of which a party may notify the other parties as provided above.

30.     Release of Information.  In light of the nature and extent of the
        -----------------------
conditions precedent to AIRT/CMTI's and CNTR1s obligations hereunder, the parties hereby agree that any and all releases of public information concerning this transaction shall be made only with the mutual consent in writing of both AIRT/CMTI and CNTR as to form, content and kind.

IN WITNESS WHEREOF, the undersigned hereby covenant that they are executing this Agreement as of the day and year first above written for and on behalf of their respective companies with full power and authority to act for and to bind such companies' to the terms and conditions of this Agreement.

                              Cantronics Corporation

                              By:    /s James Zahn
                                 -----------------------------------
                              James Zahn, President

                              Academy of Infrared Thermography, Inc.

                              By:   /s/ Ron Newport
                                 -----------------------------------
                              Ron Newport, President

                              Condition Monitoring Training Institute, Inc.

                              By:   /s/ Ron Newport
                                 -----------------------------------
                              Ron Newport, President

CIBC
                                                            Trade Finance Centre
================================================================================
                        Advice of Payment
================================================================================

June 20, 2001

To:     Cantronic Systems Inc.
        116 3823 Henning Drive
        Burnaby, BC
Attn:   Helen Fax: 294-6618

Re:     Documentary L/c No.    LC57116712001E
        Issued by              Bank of China, Chengdu, Sichuan, China
        In your favour
        Drawing for            USD17,000.00
        Our reference:         ELCV604096
        Your reference:        JHT00-056B-10-USD Sichuan Hai Tian Hi-Tech Group.

Dear Sir /Madam:

In payment of the above we are pleased to advise that we have remitted to Transit 10, 400 Burrard Street Vancouver, B.C. for credit of your account No.03-368119 as follows:

Drawing Amount:                17,000.00  USD

Less charges: (if any)
Negotiation Commission             65.62  USD
Courier Charges                    16.25  USD
Correspondent Charges              36.00  USD

---------------------------------------------
Total amount:                  16,882.13  USD

For any inquiries, please contact our office Phone: (604)-665-2912, Fax:
(604)-665-2925.

Please direct your correspondence to CIBC, Trade Finance Centre, 400 Burrard Street, 6th Floor, Vancouver, British Columbia V6C 3A6 Attn: Export Letters of Credit quoting our reference.

Canadian Imperial Bank of Commerce     - 1 -
                              Computer Generated Advice - No Signatures Required

Exhibit 3.1

                               SECRETARY OF STATE

                             c/s of State of Nevada

                                CORPORATE CHARTER

I, DEAN HELLER, the duly elected and qualified Nevada Secretary of State, do hereby certify that SOLO & HURST, INC. did on FEBRUARY 25, 1998, file in this office the original Articles of Incorporation; that said Articles are now on file and of record in the office of the Secretary of State of the State of Nevada, and further, that said Articles contain all the provisions required by the law of said State of Nevada.

                                 IN WITNESS WHEREOF, I have hereunto set my hand and affixed the Great Seal of State, at my office, in Carson City, Nevada, on February 25, 1998.


                                             /s/ Dean Heller
                                           Secretary of State

                                 By         /s/ signature

                                           Certificate Clerk




c/s

                               SECRETARY OF STATE

                             c/s of State of Nevada

                            CERTIFICATE OF EXISTENCE
                          WITH STATUS IN GOOD STANDING

I, DEAN HELLER, the duly elected and qualified Nevada Secretary of State, do hereby certify that I am, by the laws of said State, the custodian of the records relating to filings by corporations, limited- liability companies, limited partnerships, limited-liability partnerships and business trusts pursuant to Title 7 of the Nevada Revised Statutes which are either presently in a status of good standing or were in good standing for a time period subsequent of 1976 and am the proper officer to execute this certificate.

I further certify that the records of the Nevada Secretary of State, at the date of this certificate, evidence, SOLO & HURST, INC. as a corporation duly organized under the laws of Nevada and existing under and by virtue of the laws of the State of Nevada since February 25, 1998, and is in good standing in this state.

                                 IN WITNESS WHEREOF, I have hereunto set my hand and affixed the Great Seal of State, at my office, in Carson City, Nevada, on December 11, 2000.

                                        /s/ Dean Heller

                                       Secretary of State

                                 By    /s/ Jeanne Fields

                                       Certification Clerk



c/s

Exhibit 3.2


                                    BY-LAWS
                                     -------

                               SOLO & HURST, INC,
                               ------------------

                                    ARTICLE I

                                     OFFICES
                                     -------

     Section 1.     PRINCIPAL OFFICE. The principal office for the transaction
                    ----------------
of business of the corporation shall be fixed or may be changed by approval of a majority of the authorized Directors, and additional offices may be established and maintained at such other place or places as the Board of Directors may from time to time designate.

     Section 2.     OTHER OFFICES.  Branch or subordinate offices may at any
                    --------------
time be established by the Board of Directors at any place or places where the corporation is qualified to do business.

                                   ARTICLE II

                             DIRECTORS - MANAGEMENT
                             ----------------------

     Section 1.     RESPONSIBILITY OF BOARD OF DIRECTORS.  Subject to the
                    -------------------------------------
provisions of applicable law and to any limitations in the Articles of Incorporation of the corporation relating to action required to be approved by the Shareholders, or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors. The Board may delegate the management of the day-to-day operation of the business of the corporation to an executive committee or others, provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board.

     Section 2.     STANDARD OF CARE.  Each Director shall perform the duties of
                    -----------------
a Director, including the duties as a member of any committee of the Board upon which the Director may serve, in good faith, in a manner such Director believes to be in the best interests of the corporation, and with such care, including reasonable inquiry, as an ordinary prudent person in a like position would use under similar circumstances.

     Section 3. NUMBER AND QUALIFICATION OF DIRECTORS.  The authorized number of
                --------------------------------------
Directors shall be three (3) until changed by a duly adopted amendment to the Articles of Incorporation or by an amendment to this by-law adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote.

     Section 4. ELECTION AND TERM OF OFFICE OF DIRECTORS.  Directors shall be
                -----------------------------------------
elected at each annual meeting of the Share-holders to hold office until the next annual meeting. Each Director, including a Director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

     Section 5. VACANCIES.  Vacancies in the Board of Directors may be filled by
                ----------
a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, except that a vacancy created by the removal of a Director by the vote or written consent of the Shareholders or by court order may be filled only by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of holders of a majority of the outstanding shares entitled to vote. Each Director so elected shall hold office until the next annual meeting of the Shareholders and until a successor has been elected and qualified.

     A vacancy or vacancies in the Board of Directors shall be deemed to exist in the event of the death, resignation, or removal of any Director, or if the Board of Directors by resolution declares vacant the office of a Director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of Directors is increased, or if the Shareholders fail, at any meeting of Shareholders at which any Director or Directors are elected, to elect the number of Directors to be voted for at that meeting.

     The Shareholders may elect a Director or Directors at any time to fill any vacancy or vacancies not filled by the Directors, but any such election by written consent shall require the consent of a majority of the outstanding shares entitled to vote.

     Any Director may resign effective on giving written notice to the Chairman of the Board, the President, the Secretary, or the Board of Directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a Director is effective at a future time, the Board of Directors may elect a successor to take office when the resignation becomes effective.

     No reduction of the authorized number of Directors shall have the effect of removing any Director before that Directors' term of office expires.

     Section 6. REMOVAL OF DIRECTORS.  Subject to applicable law, the entire
                ---------------------
Board of Directors or any individual Director may be removed from office. In such case, the remaining Board members may elect a successor Director to fill such vacancy for the remaining unexpired term of the Director so removed.

     Section 7. NOTICE, PLACE AND MANNER OF MEETINGS.  Meetings of the Board of
                -------------------------------------
Directors may be called by the Chairman of the Board, or the President, or any Vice President, or the Secretary, or any two (2) Directors and shall be held at the principal executive office of the corporation, unless some other place is designated in the notice of the meeting. Members of the Board may participate in a meeting through use of a conference telephone or similar communications equipment so long as all members participating in such a meeting can hear one another. Accurate minutes of any meeting of the Board or any committee thereof, shall be maintained by the Secretary or other Officer designated for that purpose.

     Section 8. ORGANIZATIONAL MEETINGS. The organizational meetings of the
                -----------------------
Board of Directors shall be held immediately following the adjournment of the Annual Meetings' of the Share-holders.

     Section 9. OTHER REGULAR MEETINGS.  Regular meetings of the Board of
                -----------------------
Directors shall be held at the corporate offices, or such other place as may be designated by the Board of Directors, as follows:

            Time of Regular Meeting:     9:00 A.M.
            Date of Regular Meeting:     Last Friday of every month

     If said day shall fall upon a holiday, such meetings shall be held on the next succeeding business day thereafter. No notice need be given of such regular meetings.

     Section 10. SPECIAL MEETINGS - NOTICES - WAIVERS.  Special meetings of the
                 -------------------------------------
Board may be called at any time by the President or, if he or she is absent or unable or refuses to act, by any Vice President or the Secretary or by any two
(2) Directors, or by one (1) Director if only one is provided.

     At least forty-eight (48) hours notice of the time and place of special meetings shall be delivered personally to the Directors or personally communicated to them by a corporate officer by telephone or telegraph. If the notice is sent to a Director by letter, it shall be addressed to him or her at his or her address as it is shown upon the records of the corporation, or if it is not so shown on such records or if not readily ascertainable, at the place in which the meetings of the Directors are regularly held. In case such notice is mailed, it shall be deposited in the United States mail, postage prepaid, in the place in which the principal executive officer of the corporation is located at least four (4) days prior to the time of the holding of the meeting. Such mailing, telegraphing, telephoning or delivery as above provided shall be due, legal and personal notice to such Director.

     When all of the Directors are present at any Directors' meeting, however, called or noticed, and either (i) sign a written consent thereto on the records of such meeting, or, (ii) if a majority of the Directors is present and if those not present sign a waiver of notice of such meeting or a consent to holding the meeting or an approval of the minute thereof, whether prior to or after the holding of such meeting, which said waiver, consent or approval shall be filed with the Secretary of the corporation, or, (iii) if a Director attends a meeting without notice but without protesting, prior thereto or at its commencement, the lack of notice, then the transactions thereof are as valid as if had at a meeting regularly called and noticed.

     Section 11. DIRECTORS' ACTION BY UNANIMOUS WRITTEN CONSENT.  Any action
                 -----------------------------------------------
required or permitted to be taken by the Board of Directors may be taken without a meeting and with the same force and effect as if taken by a unanimous vote of Directors, if authorized by a writing signed individually or collectively by all members of the Board. Such consent shall be filed with the regular minutes of the Board.

     Section 12.     QUORUM.  A majority of the number of Directors as fixed by
                     -------
the Articles of Incorporation or By-Laws shall be necessary to constitute a quorum for the transaction of business, and the action of a majority of the Directors present at any meeting at which there is a quorum, when duly assembled, is valid as a corporate act; provided that a minority of the Directors, in the absence of a quorum, may adjourn from time to time, but may not transact any business. A meeting at which a quorum is initially present may continue to transact business, notwithstanding the withdrawal of Directors, if any action taken is approved by a majority of the required quorum for such meeting.

     Section 13. NOTICE OF ADJOURNMENT.  Notice of the time and place of holding
                 ----------------------
an adjourned meeting need not be given to absent Directors if the time and place be fixed at the meeting adjourned and held within twenty-four (24) hours, but if adjourned more than twenty-four (24) hours, notice shall be given to all Directors not present at the time of the adjournment.

     Section 14. COMPENSATION OF DIRECTORS. Directors, as such, shall not
                 --------------------------
receive any stated salary for their services, but by resolution of the Board a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board; provided that nothing herein contained shall be construed to preclude any Director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 15. COMMITTEES.  Committees of the Board may be appointed by
                 -----------
resolution passed by a majority of the whole Board. Committees shall be composed of two (2) or more members of the Board and shall have such powers of the Board as may be expressly delegated to it by resolution of the Board of Directors, except those powers expressly made non-delegable by applicable law.

     Section 16. ADVISORY DIRECTORS.  The Board of Directors from time to time
                 -------------------
may elect one or more persons to be Advisory Directors who shall not by such appointment be members of the Board of Directors. Advisory Directors shall be available from time to time to perform special assignments specified by the President, to attend meetings of the Board of Directors upon invitation and to furnish consultation to the Board. The period during which the title shall be held may be prescribed by the Board of Directors. If no period is prescribed, the title shall be held at the pleasure of the Board.

     Section 17. RESIGNATIONS.  Any Director may resign effective upon giving
                 -------------
written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors of the Corporation, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

                                   ARTICLE III

                                    OFFICERS
                                    --------

     Section 1. OFFICERS.  The Officers of the corporation shall be a President,
                ---------
a Secretary, and a Chief Financial officer. The corporation may also have, at the discretion of the Board of Directors, a Chairman of the Board, one or more Vice Presidents, one or more Assistant Secretaries, or one or more Assistant Treasurers, and such other Officers as may be appointed in accordance with the provisions of Section 3 of this Article. Any number of offices may be held by the same person.

     Section 2. ELECTION.  The Officers of the corporation, except such Officers
                ---------
as may be appointed in accordance with the provisions of Section 3 or Section 5 of this Article, shall be chosen annually by the Board of Directors, and each shall hold office until he or she shall resign or shall be removed or otherwise disqualified to serve or a successor shall be elected and qualified.

     Section 3. SUBORDINATE OFFICERS, ETC.  The Board of Directors may appoint
                --------------------------
such other Officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided by the By-Laws or as the Board of Directors may from time to time determine.

     Section 4. REMOVAL AND RESIGNATION OF OFFICERS.  Subject to the rights, if
                ------------------------------------
any, of any Officer under any contract of employment, any Officer may be removed, either with or without cause, by the Board of Directors, at any regular or special meeting of the Board, or except in case of an officer chosen by the Board of Directors by any Officer upon whom such power of removal may be conferred by the Board of Directors.

     Any Officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the Officer is a party.

     Section 5. VACANCIES.  A vacancy in any office because of death,
                ----------
resignation, removal, disqualification or any other cause shall be filed in the manner prescribed in the By-Laws for regular appointment to that office.

     Section 6. CHAIRMAN OF THE BOARD.  The Chairman of the Board, if such an
                ----------------------
officer be elected, shall, if present, preside at meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned by the Board of Directors or prescribed by the By-Laws. If there is no President, the Chairman of the Board shall in addition be the Chief Executive officer of the corporation and shall have the powers and duties prescribed in Section 7 of this Article.

     Section 7. PRESIDENT/CHIEF EXECUTIVE OFFICER.  Subject to such supervisory
                ----------------------------------
powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an Officer, the President shall be the Chief Executive Officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and Officers of the corporation. He or she shall preside at all meetings of the Shareholders and in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board of Directors. The President shall be ex officio a member of all the standing committees, including the Executive Committee, if any, and shall have the general powers and duties of management usually vested in the office of President of a corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors or the By-Laws.

     Section 8. VICE PRESIDENT.  In the absence or disability of the President,
                ---------------
the Vice Presidents, if any, in order of their rank as fixed by the Board of Directors, or if not ranked, the Vice President designated by the Board of Directors, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to, all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time -may be prescribed for them respectively by the Board of Directors or the By-Laws.

     Section 9. SECRETARY.  The Secretary shall keep, or cause to be kept, a
                ----------
book of minutes at the principal office or such other place as the Board of Directors may order, of all meetings of Directors and Shareholders, with the time and place of holding, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present at Directors' meetings, the number of shares present or represented at Shareholders' meetings and the proceedings thereof.

     The Secretary shall keep, or cause to be kept, at the prin-cipal office or at the office of the corporation's transfer agent, a share register, or duplicate share register showing the names of the Shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of -cancellation of every certificate surrendered for cancellation.

     The Secretary shall give, or cause to be given, notice of all the meetings of the Shareholders and of the Board of Directors required by the By-Laws or by law to be given. He or she shall keep the seal of the corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or by the By-Laws.

     Section 10. CHIEF FINANCIAL OFFICER.  The Chief Financial Officer shall
                 ------------------------
keep and maintain, or cause to be kept and maintained in accordance with generally accepted accounting principles, adequate and correct accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, earnings (or surplus) and shares. The books of accounts shall at all reasonable times be open to inspection by any Director.

     This Officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the Board of Directors. He or she shall disburse the funds of the corporation as may be ordered by the Board of Directors, shall render to the President and Directors, whenever they request it, an account of all of his or her transactions and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the By-Laws.

                                   ARTICLE IV

                             SHAREHOLDERS' MEETINGS
                             ----------------------

     Section 1. PLACE OF MEETINGS.  All meetings of the Shareholders shall be
                ------------------
held at the principal executive office of the corporation unless some other appropriate and convenient location be designated for that purpose from time to time by the Board of Directors.

     Section 2. ANNUAL MEETINGS.  The annual meetings of the Shareholders shall
                ----------------
be held, each year, at the time and on the day following:

           Time of Meeting:     10:00 A.M.
           Date of Meeting:     April 20th

     If this day shall be a legal holiday, then the meeting shall be held on the next succeeding business day, at the same hour. At the annual meeting, the Shareholders shall elect a Board of Directors, consider reports of the affairs of the corporation and transact such other business as may be properly brought before the meeting.

     Section 3. SPECIAL MEETINGS.  Special meetings of the Shareholders may be
                -----------------
called at any time by the Board of Directors, the Chairman of the Board, the President, a Vice President, the Secretary, or by one or more Shareholders holding not less than one-tenth (1/10) of the voting power of the corporation. Except as next provided, notice shall be given as for the annual meeting.

     Upon receipt of a written request addressed to the Chairman, President, Vice President, or Secretary, mailed or delivered personally to such Officer by any person (other than the Board) entitled to call a special meeting of Shareholders, such officer shall cause notice to be given, to the Shareholders entitled to vote, that a meeting will be held at a time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of such request. If such notice is not given within twenty (20) days after receipt of such request, the persons calling the meeting may give notice thereof in the same manner provided by these By-Laws.

     Section 4. NOTICE OF MEETINGS - REPORTS.  Notice of meetings, annual or
                -----------------------------
special, shall be given in writing not less than ten (10) nor more than sixty
(60) days before the date of the meeting to shareholders" entitled to vote thereat. Such notice shall be given by the Secretary or the Assistant Secretary, or if there be no such Officer, or in the case of his or her neglect or refusal, by any Director or Shareholder.

     Such notices or any reports shall be given personally or by mail and shall be sent to the Shareholder's address appearing on the books of the corporation, or supplied by him or her to the corporation for the purpose of the notice.

     Notice of any meeting of Shareholders shall specify the place, the day and the hour of meeting, and (1) in case of a special meeting, the general nature of the business to be transacted and no other business may be transacted, or (2) in the case of an annual meeting, those matters which Board at date of mailing, intends to present for action by the Shareholders. At any meetings where Directors are to be elected notice shall include the names of the nominees, if any, intended at date of notice to be presented by management for election.

     If a Shareholder supplies no address, notice shall be deemed to have been given if mailed to the place where the principal executive office of the corporation is situated, or published at least once in some newspaper of general circulation in the County of said principal office.

     Notice shall be deemed given at the time it is delivered personally or deposited in the mail or sent by other means of written communication. The Officer giving such notice or report shall prepare and file an affidavit or declaration thereof.

     When a meeting is adjourned for forty-five (45) days or more, notice of the adjourned meeting shall be given as in case of an original meeting. Save, as aforesaid, it shall not be necessary to give any notice of adjournment or of the business to be transacted at an adjourned meeting other than by announcement at the meeting at which said adjournment is taken.

     Section 5. WAIVER OF NOTICE OR CONSENT BY ABSENT SHAREHOLDERS.  The
                ---------------------------------------------------
transactions of any meeting of Shareholders, however called and notice, shall be valid as through had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each of the Shareholders entitled to vote, not present in person or by proxy, sign a written waiver of notice, or a consent to the holding of such meeting or an approval shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance shall constitute a waiver of notice, unless objection shall be made as provided in applicable law.

     Section 6. SHAREHOLDERS ACTING WITHOUT A MEETING -DIRECTORS.  Any action
                -------------------------------------------------
which may be taken at a meeting of the Shareholders, may be taken without a meeting or notice of meeting if authorized by a writing signed by all of the Shareholders entitled to vote at a meeting for such purpose, and filed with the Secretary of the corporation, provided, further, that while ordinarily Directors can be elected by unanimous written consent, if the Directors fail to fill a vacancy, then a Director to fill that vacancy may be elected by the written consent of persons holding a majority of shares entitled to vote for the election of Directors.

     Section 7. OTHER ACTIONS WITHOUT A MEETING.  Unless otherwise provided for
                -------------------------------
under applicable law or the Articles of Incorporation, any action which may be taken at any annual or special meeting of Shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize to take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     Unless the consents of all shareholders entitle d to vote have been solicited in writing,

                (1) Notice of any Shareholder approval without a meeting by less than unanimous written consent shall be given at least ten
                    (10) days before the consummation of the action authorized by such approval, and

                (2) Prompt notice shall be given of the taking of any other corporate action approved by shareholders without a meeting be less than unanimous written consent, to each of those Shareholders entitled to vote who have not consented in writing.

     Any Shareholder giving a written consent, or the shareholder's proxyholders, or a transferee of the shares of a personal representative of the Shareholder or their respective proxyholders, may revoke the consent by a writing received by the corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary of the corporation, but may not do so thereafter. Such revocation is effective upon its receipt by the Secretary of the corporation.

     Section 8.     QUORUM.  The holder of a majority of the shares entitled to
                    ------
vote thereat, present in person, or represented by proxy, shall constitute a quorum at all meetings of the Shareholders for the transaction of business except as otherwise provided by law, by the Articles of Incorporation, or by these By-Laws. If, however, such majority shall not be present or represented at any meeting of the Shareholders, the shareholders entitled to vote thereat, present in person, or by proxy, shall have the power to adjourn the meeting from time to time, until the requisite amount of voting shares shall be present. At such adjourned meeting at which the requisite amount of voting shares shall be represented, any business may be transacted which might have been transacted at a meeting as originally notified.

     If a quorum be initially present, the Shareholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough Shareholders to leave less than a quorum, if any action taken is approved by a majority of the Shareholders required to initially constitute a quorum.

     Section 9. VOTING.  Only persons in whose names shares entitled to vote
                -------
stand on the stock records of the corporation on the day of any meeting of Shareholders, unless some other day be fixed by the Board of Directors, for the determination of Share-holders of record, and then on such other day, shall be entitled to vote at such meeting.

     Provided the candidate's name has been placed in nomination prior to the voting and one or more Shareholders has given notice at the meeting prior to the voting of the Shareholder's intent to cumulate the Shareholder's votes, every Shareholder entitled to vote at any election for Directors of any corporation for profit may cumulate their votes and give one candidate a number of votes equal to the number of Directors to be elected multiplied by the number of votes to which his or her shares are entitled to, or distribute his or her votes on the same principle among as many candidates as he or she thinks fit.

     The candidates receiving the highest number of votes up to the number of Directors to be elected are elected.

     The Board of Directors may f ix a time in the future not exceeding thirty
(30) days preceding the date of any meeting of Shareholders or the date fixed for the payment of any dividend or distribution, or for the allotment of rights, or when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the Shareholders entitled to notice of and to vote at any such meeting, or entitled to receive any such dividend or distribution, or any allotment of rights or to exercise the rights in respect to any such change, conversion or exchange of shares. In such case only Shareholders of record on the date so fixed shall be entitled to notice of and to vote at such meeting, to receive such dividends, distribution or allotment of rights, or to exercise such rights, as the case may be notwithstanding any transfer of any share on the books of the corporation after any record date fixed as aforesaid. The Board of Directors may close the books of the corporation against transfers of shares during the whole or any part of such period.

     Section 10. PROXIES.  Every Shareholder entitled to vote, or to execute
                 --------
consents, may do so, either in person or by written proxy, executed in accordance with the provisions of applicable law filed with the Secretary of the corporation.

     Section 11. ORGANIZATION. The President, or in the absence of the
                  -----------
President, any Vice President, shall call the meeting of the Shareholders to order, and shall act as Chairman of the meeting. In the absence of the President and all of the Vice Presidents, Shareholders shall appoint a Chairman f or such meeting. The Secretary of the corporation shall act as Secretary of all meetings of the Shareholders, but in the absence of the Secretary at any meeting of the Shareholders, the- presiding Officer may appoint any person to act as secretary of the meeting.

     Section 12. INSPECTORS OF ELECTION.  In advance of any meeting of
                 -----------------------
Shareholders, the Board of Directors may, if they so elect, appoint inspectors of election to act at such meeting or any adjournment thereof. If inspectors of election be not so appointed, or if any persons so appointed fail to appear or refuse to act, the chairman of any such meeting may, and on the request of any

Shareholder or his or her proxy shall, make such appointment at the meeting in which case the number of inspectors shall be either one (1) or three (3) as determined by a majority of the shareholders represented at the meeting.

                                    ARTICLE V

                       CERTIFICATES AND TRANSFER OF SHARES
                       -----------------------------------

     Section 1. CERTIFICATES FOR SHARES.  Certificates for shares shall be of
                ------------------------
such form and device as the Board of Directors may designate and shall state the name of the record holder of the shares represented thereby; its number; date of issuance; the number of shares for which it is issued; a statement of the rights, privileges preferences and restriction, if any; a statement as to the redemption or conversion, if any; a statement of liens or restrictions upon transfer or voting, if any; if the shares be assessable or, if assessments are collectible by personal action, a plain statement of such facts.

     All certificates shall be signed in the name of the corporation by the Chairman of the Board or Vice chairman of the Board or the President or Vice President and by the chief Financial Officer or an Assistant Treasurer or the Secretary or any Assistant Secretary, certifying the number of shares and the class or series of shares owned by the Shareholder.

     Any or all of the signatures on the certificate may be facsimile. In case any Officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed on a certificate shall have ceased to be that Officer, transfer agent, or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an Officer, transfer agent, or registrar at the date of issuance.

     Section 2. TRANSFER ON THE BOOKS.     Upon surrender to the Secretary or
                ----------------------
transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

     Section 3. LOST OR DESTROYED CERTIFICATES.  Any person claiming a
                -------------------------------
certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and shall, if the Directors so require, give the corporation a bond of indemnity, in form and with one or more sureties satisfactory to the Board, in at least double the value of the stock represented by said certificate, whereupon a new certificate may be issued in the same tender and for the same number of shares as the one alleged to be lost or destroyed.

     Section 4. TRANSFER AGENTS AND REGISTRARS.  The Board of Directors may
                -------------------------------
appoint one or more transfer agents or transfer clerks, and one or more registrars which shall be an incorporated bank or trust company, either domestic or foreign, who shall be appointed at such times and places as the requirements of the corporation may necessitate and the Board of Directors may designate.

     Section 5. CLOSING STOCK TRANSFER BOOKS - RECORD DATE.  In order that the
                 ------------------------------------------
corporation may determine the Shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect to any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days prior to the date of such meeting nor more than sixty (60) days prior to any other action.

     If no record date is fixed; the record date for determining Shareholders entitled to notice of or to vote at a meeting of Shareholders shall be at the close of business on the business day next preceding the day on which notice is given or if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held. The record date for determining Shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is given.

     The record date for determining Shareholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

                                   ARTICLE VI

                         RECORDS - REPORTS - INSPECTION
                         ------------------------------

     Section 1. RECORDS.  The corporation shall maintain, in accordance with
                --------
generally accepted accounting principles, adequate and correct accounts,, books and records of its business and properties. All of such books, records and accounts shall be kept at its principal executive office as fixed by the Board of Directors from time to time.

     Section 2. INSPECTION OF ROOKS AND RECORDS.  All books and records shall be
                --------------------------------
open to inspection of the Directors and Shareholders from time to time and in the manner provided under applicable law.

     Section 3. CERTIFICATION AND INSPECTION OF BY-LAWS.  The original or a copy
                ----------------------------------------
of these By-Laws, as amended or otherwise altered to date, certified by the Secretary, shall be kept at the corporation's principal executive office and shall be open to inspection by the shareholders at all reasonable times during office hours.

     Section 4. CHECK, DRAFTS, ETC.  All checks, drafts, or other orders for
                -------------------
payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as shall be determined from time to time by the Board of Directors.

     Section 5. CONTRACT, ETC. -- HOW EXECUTED.  The Board of Directors, except
                -------------------------------
as in the By-Laws otherwise provided, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances. Unless so authorized by the Board of Directors, no Officer, agent or employee shall have any power or authority to bind the corporation by any contract or agreement, or to pledge its credit, or to render it liable for any purpose or to any amount except as may, be provided under applicable law.

                                   ARTICLE V11

                                 ANNUAL REPORTS
                                 --------------

     Section 1. REPORT TO SHAREHOLDERS, DUE DATE.  The Board of Directors shall
                ---------------------------------
cause an annual report to be sent to the Share-holders not later than one hundred twenty (120) days after the close of the fiscal or calendar year adopted by the corporation. This report shall be sent at least fifteen (15) days before the annual meeting of Shareholders to be held during the next fiscal year and in the manner specified in Section 4 of the Article IV of these By-Laws for giving notice to Shareholders of the corporation. The annual report shall contain a balance sheet as of the end of the fiscal year and an income statement and statement of changes in financial position for the fiscal year, accompanied by any report of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that the statements were prepared without audit from the books and records of the corporation.

                                  ARTICLE VIII

                              AMENDMENTS TO BY-LAWS
                              ---------------------

     Section 1. AMENDMENT BY SHAREHOLDERS.  New By-Laws may be adopted or these
                --------------------------
By-Laws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the Articles of Incorporation of the corporation set forth the number of authorized Directors of the corporation, the authorized number of Directors may be changed only by an amendment of the Article of Incorporation.

     Section 2. POWERS OF DIRECTORS.  Subject to the right of the Shareholders
                --------------------
to adopt, amend or repeal By-Laws, as provided in Section 1 of this Article VIII, and the limitations, if any, under law, the Board of Directors may adopt, amend or repeal any of these By-Laws other than a By-Law or amendment thereof changing the authorized number of Directors.

     Section 3. RECORD OF AMENDMENTS.  Whenever an amendment or new By-Law is
                ---------------------
adopted, it shall be copied in the book of By-Laws with the original By-Laws, in the appropriate place. If any By-Law is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or written assent was filed shall be stated in said book.

                                   ARTICLE IX

                                 CORPORATE SEAL
                                 --------------

     Section 1. SEAL.  The corporate seal shall be circular in form, and shall
                -----
have inscribed thereon the name of the corporation, the date and State of incorporation.

                                    ARTICLE X

                                  MISCELLANEOUS
                                  -------------

     Section 1. REPRESENTATION OF SHARES IN OTHER CORPORATIONS.  Shares of other
                -----------------------------------------------
corporations standing in the name of this corporation may be voted or represented and all incidents thereto may be exercised on behalf of the corporation by the Chairman of the Board, the President or any Vice President and the Secretary or an Assistant Secretary.

     Section 2. SUBSIDIARY CORPORATIONS.  Shares of this corporation owned by a
                ------------------------
subsidiary shall not be entitled to vote on any matter. A subsidiary for these purposes is defined as a corporation, the shares of which possessing more than 25% of the total combined voting power of all classes of shares entitled to vote, are owned directly or indirectly through one (1) or more subsidiaries.

     Section 3. INDEMNITY.  Subject to applicable law, the corporation may
                ---------
indemnify any Director, Officer, agent or employee as to those liabilities and on those terms and conditions as appropriate. In any event, the corporation shall have the right to purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against.

     Section 4.     ACCOUNTING YEAR.  The accounting year of the corporation
                    ---------------
shall be fixed by resolution of the Board of Directors.

Exhibit 3.3

Page 2 of 9
                           ARTICLES OF INCORPORATION
                            -------------------------

                                       OF
                                       --

                               SOLO & HURST, INC.
                               ------------------

The undersigned, a natural person, over the age of twenty-one (21) years, in order to form a corporation for the purposes hereinafter stated, under and pursuant to the provisions of the laws of the State of Nevada, does hereby certify as follows:

                                    ARTICLE I
                                    ---------

                                      NAME
                                      ----

      The name of the Corporation, hereinafter called the "Corporation" is

                               SOLO & HURST, INC.
                               ------------------

                                   ARTICLE 11
                                   ----------

                                    EXISTENCE
                                    ---------

                 The Corporation shall have perpetual existence.

                                   ARTICLE III
                                   -----------

                              OBJECTS AND PURPOSES
                              --------------------

The purpose for which this Corporation is created is to conduct any lawful business or businesses for which corporations may be incorporated pursuant to the Nevada Corporation Code.

                                   ARTICLE IV
                                   ----------

                                  CAPITAL STOCK
                                  -------------

1.     Number of Shares. The aggregate number of capital stock shares which the
       ---------
Corporation shall have authority to issue is Twenty-Five Million (25,000,000) shares, of which Twenty Million (20,000,000) shares shall be common stock, $.001 par value, and Five Million (5,000,000) shares shall be preferred stock, $.001 par value.

2.     Voting Rights of Shareholders.  Each voting shareholder of record shall
       ------------------------------
have one vote for each share of stock standing in his name on the books of the Corporation and entitled to vote. Cumulative voting shall not be allowed in the
                                                          ---
election of directors or for any other purpose.

3.     Quorum.  At all meetings of shareholders, one-half of the shares entitled
       -------
to vote at such meeting, represented in person or by proxy, shall constitute a quorum. Except as otherwise provided by these Articles of Incorporation or the Nevada Corporation Code, if a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders. When, with respect to any action to be taken by shareholders of this Corporation, the laws of Nevada require the vote or concurrence of the holders of two-thirds of the outstanding shares, of the shares entitled to vote thereon, or of any class or series, such action may be taken by the vote or concurrence of a majority of such shares or class or series thereof.

4.     No Preemptive Rights.  No shareholder of the Corporation shall have any
       ---------------------
preemptive or other rights to subscribe for any additional shares of stock, or for other securities of any class, or for rights, warrants or options to purchase stock or for scrip, or for securities of any kind convertible into stock or carrying stock purchase warrants or privileges.

5.     Shareholder Distributions.  The Board of Directors may from time to time
       --------------------------
distribute to the shareholders in partial liquidation, out of stated capital or capital surplus of the Corporation, a portion of its assets, in cash or property, subject to the limitations contained in the statutes of the State of Nevada.

6.     Preferred Stock Rights.  The Board of Directors shall have the authority
       -----------------------
to divide the preferred shares into series and to fix by resolution the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares of any series so established.

                                    ARTICLE V
                                    ---------

                             DIRECTORS AND OFFICERS
                             ----------------------

1.     Number of Directors.  The Board of Directors shall consist of between one
       --------------------
(1) and thirteen (13) members as the By-Laws shall prescribe, but in no event shall the number of directors be more than thirteen (13) and not less than one
(1).

2.     Initial Board of Directors.  The Names of those persons who shall
       ---------------------------
constitute the Board of Directors of the Corporation for the first year of its existence or until their successors are- duly elected and qualified are:

     Name                         Address
     ----                         -------

     Kelly J. Mueller               2102 E. Solano Dr.
     Phoenix, AZ 86016

                                   ARTICLE VI
                                   ----------

                       RESIDENT AGENT AND PRINCIPAL OFFICE
                       -----------------------------------

The address of the initial principal office of the Corporation is 3885 S. Decatur, Ste. 3010, Las- Vegas, NV 89103. The name of its initial resident agent at such address is Nevada Corporate Planners, Inc.

The Corporation may conduct all or part of its business in any other part of the State of Nevada, or any other State in the United States.

                                  ARTICLE VIII
                                  ------------

                          INDEMNIFICATION OF DIRECTORS
                          ----------------------------

1.     Action, Suites or Proceeding is Other than by or in the Right of the
       --------------------------------------------------------------------
Corporation.  The Corporation shall indemnify any person who was or is party or
-----------
is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a Director, Officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, office, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and, in the case of conduct in his official capacity with the Corporation, in a manner he reasonably believed to be in the best interest of the Corporation, or, in all other cases, that his conduct was at least not opposed to the Corporation's best interests. In the case of any criminal proceeding, he must have had no reasonable cause to believe his conduct was unlawful.

The termination of any action, suit or proceeding by judgment, order settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, or
                              ---------------
itself, determine that the individual did not meet the standard of conduct set forth in this paragraph.

2.     Actions or Suits by or in the Right of the Corporation.  The Corporation
       -------------------------------------------------------
shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed .action or suit by or in the right of the Corporation to procure a judgement in its favor by reason of the fact that he is or was a Director, Officer, employee or agent of the Corporation or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and, in the case of conduct in his official capacity with the Corporation, in a manner he reasonably believed to be in the best interests of the Corporation and, in all other cases, that his conduct was at least not opposed to the Corporation's best interests; but no indemnification shall be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of this duty to the Corporation or where such person was adjudged liable on the basis that personal benefit was improperly received by him, unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

3.     Indemnification of Successful Party.  To the extent that a Director,
       ------------------------------------
Officer, employee or agent of the Corporation has been successful on the merits or otherwise (including, without limitation, dismissal without prejudice) in defense of any action, suit, or proceeding referred to in this Article VII or in defense of any claim, issue, or matter therein, he shall be indemnified against all expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

4.     Determination of Right to Indemnification.  Any indemnification under (1)
       ------------------------------------------
or (2) of the Article V11 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, Officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (1) or (2) of this Article VII Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or. if such a quorum is not obtainable and a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or by the shareholders.

5.     Advance of Costs, Charges and Expenses.  Cost, charges and expenses
       ---------------------------------------
(including attorney's fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors as provided in paragraph (4) of this Article VII upon receipt of a written affirmation by the Director, Officer, employee or agent of his good faith belief that he has met the standard of conduct described in paragraphs (1) or (2) of this Article VII, and an undertaking by or on behalf of the Director, Officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the Corporation as authorized in this Article VII. The Majority of the Directors may, in the manner set forth above, and upon approval of such Director, Officer, employee or agent of the Corporation, authorized the Corporation's counsel to represent such person in any action, suit or proceeding, whether or not the Corporation is a party to such action, suit or proceeding.

6.     Settlement.  If in any action, suit or proceeding, including any appeal,
       -----------
within the scope of (1) or (2) of this Article VII, the person to be indemnified shall have unreasonably failed to enter into a settlement thereof, then, notwithstanding any other provision - hereof, the indemnification obligation of the Corporation to such person in connection with such action, suit or proceeding shall not exceed the total of the amount at which settlement could have been made and the expenses by such person prior to the time such settlement could reasonably have been effected.

7.     Other Rights: Continuation of Right to Indemnification.  The
       -------------------------------------------------------
indemnification provided by this Article VII shall not be deemed exclusive of any other rights to which those indemnified may be entitled under these Articles of Incorporation, any bylaw, agreement, vote of shareholders or disinterested Directors, or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to person who has ceased to be a Director, Officer, employee or agent and shall inure to the benefit of heirs, executors, and administrators of such a person. All rights to indemnification under this Article VII shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this Article VII is in effect. Any repeal or modification of this Article VII or any repeal or modification of relevant provisions of the Nevada Corporation Code or any other applicable laws shall not in any way diminish any rights to indemnification of such Director, Office, employee or agent or the obligations of the Corporation arising hereunder. This
Article VII shall be binding upon any successor corporation to this Corporation, whether by way of acquisition, merger, consolidation or otherwise.

8.     Insurance. The Corporation may purchase and maintain insurance on behalf
       ----------
of any person who is or was a Director, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provision of this Article VII: provided, however, that such insurance is available on acceptable terms, which determination shall be made by a vote of the majority of the Directors.

9.     Saving Clause.  If this Article V11 or any portion hereof shall be
       --------------
invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Director, Officer, employee and agent of the Corporation as to any cost, charge and expense (including attorney's, fees, judgment fine and amount paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the full extent permitted by an applicable portion of this Article VII that shall not have been invalidated and to the full extent permitted by applicable law.

10.     Amendment. The affirmative- vote of at least two-thirds of the total
        ----------
votes eligible to be cast shall be required to amend, repeal, or adopt any provision inconsistent with, this Article VII. No amendment, termination or repeal of this Article V11 shall affect or impair in any way the rights of any Director, officer, employee or agent of the Corporation to indemnification under the provisions- hereof with respect to any action, suit or proceeding arising out of, or relating to, any actions, transactions or facts occurring prior to the final adoption of such amendment, termination or appeal.

11.     Subsequent Legislation. If the Nevada Corporation Code is amended after
        -----------------------
adoption of these- Articles to further expand the indemnification permitted to Directors, Officers, employees or agents of the Corporation, then the Corporation shall indemnify such persons to the fullest extent permitted by the Nevada Corporation Code, as so amended.

                                  ARTICLE VIII
                                  ------------

                                  INCORPORATOR
                                  ------------

The name and address of the Incorporator is:

            Name                         Address

     Robert E. Nicholson               10044 N. 58th P1.
                                       Scottsdale, AZ 85253

IN WITNESS WHEREOF, I have hereunto set My hand this 6th day of February, 1998.

                                       /s/ Robert E. Nicholson
                                       -----------------------
                                       Robert E. Nicholson

                                  VERIFICATION
                                  ------------

STATE OF ARIZONA          )
                          )     ss.
COUNTRY OF MARICOPA       )

I, Barbara J. Hawkins, a Notary Public, hereby certify that on the 6th day
   ------------------
of February. 1998, personally appeared before me William E. Lane who, being by me first duly sworn, declared that he was the person who signed the foregoing document as incorporator and that the statements therein contained are true.

My commission expires:
                        --------------------------------------------------------

Witness my hand and official seat.

     (SEAL)

                                       /s/ Barbara J. Hawkins
                                       -----------------------------------------
                                       Notary Public

             OFFICIAL SEAL
          BARBARA J. HAWKINS
         NOTARY PUBLIC-ARIZONA
            MARICOPA COUNTY
     My Comm. Expires Sept. 8, 2000

Exhibit 3.4

                                                            FILED #   C 3800-98
                                                                    ------------

C/S     DEAN HELLER                                   Certificate of                  Office Use Only:
        Secretary of State                               Amendment                             JAN 05 2001
                                                    (PURSUANT TO NRS 78.385                  OF THE OFFICE OF
        101 North Carson Street, Suite 3                  and 78.390)                        /s/ Dean Heller
        Carson City, Nevada 89701-4786                                              DEAN HELLER, SECRETARY OF STATE
        (775) 684 5708

             Important: Read attached Instructions before completing
----------------------------------------------------------------------------------------------------------------------

              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                         For Nevada Profit Corporations
                         ------------------------------
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
                             - Remit in Duplicate -

1.  Name of corporation: SOLO & HURST, INC.

2. The articles have been amended as follows (provide article numbers, if available):

     ARTICLE FIRST is amended to read the following: The name of the Corporation, hereinafter called the "Corporation" is: CANTRONICS CORPORATION

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 51%

4.  Signatures (Required):

/s/ James Zhan                              /s/ Helen Leung
------------------------------------        ------------------------------------
President or Vice President           and   Secretary or Asst. Secretary
James Zhan, President                       Helen Leung, Secretary

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT. Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

Exhibit 3.5

                                                             FILED #   C 3800-98
                                                                    ------------

C/S     DEAN HELLER                                   Certificate of                  Office Use Only:
        Secretary of State                               Amendment                             JAN 26 2001
                                                    (PURSUANT TO NRS 78.385                  OF THE OFFICE OF
        101 North Carson Street, Suite 3                  and 78.390)                        /s/ Dean Heller
        Carson City, Nevada 89701-4786                                              DEAN HELLER, SECRETARY OF STATE
        (775) 684 5708

             Important: Read attached Instructions before completing
----------------------------------------------------------------------------------------------------------------------

              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                         For Nevada Profit Corporations
                         ------------------------------
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
                             - Remit in Duplicate -


              Certificate of Amendment to Articles of Incorporation
              -----------------------------------------------------
                         For Nevada Profit Corporations
                         ------------------------------
          (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
                             - Remit in Duplicate -


1.  Name of corporation: CANTRONICS CORPORATION
                         -------------------------------------------------------

--------------------------------------------------------------------------------

2. The articles have been amended as follows (provide article numbers, if available):

     ARTICLE IV - CAPITAL STOCK 1. Number of Shares. The aggregate number of
--------------------------------------------------------------------------------
capital stock shares which the Corporation shall have authority to issue is
--------------------------------------------------------------------------------
Ninety-Five Million (95,000,000.) shares# of which Ninety Million (90,000,000)
--------------------------------------------------------------------------------
shares shall be common stock, $.001 par value, and Five Million (5,000,000)
--------------------------------------------------------------------------------
shares shall be preferred stock, $.001 par value.
--------------------------------------------------------------------------------

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required In the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted In favor of the amendment is: greater
                                                                       -------
    than 5.1%.
    ----------

4.  Signatures (Required):



/s/ James Zhan                              /s/ Helen Leung
------------------------------------        ------------------------------------
President or Vice President           and   Secretary or Asst. Secretary
James Zhan, President                       Helen Leung, Secretary

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT. Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

Exhibit 10.1


                              DATE: JULY 15TH, 1998
                =================================================


                =================================================

                                      LEASE

                =================================================


BETWEEN:     DIJON TRADING. (CANADA) INC.
             101 - 3855 HENNING DRIVE
             BURNABY, BC
             V5C 6N3                         ("LANDLORD")

AND:         CANTRONIC Systems Inc.
             116 - 3823 HENNING DRIVE
             BURNABY, BC
             V6C 6P3                         ("TENANT")


COMMENCEMENT DATE:     JULY 15th, 1998

TERMINATION DATE:      JULY 30, 2001

PREMISES:              116 - 3823 HENNING DRIVE,
                       BURNABY, BC
                       V5C 6P3

THIS INDENTURE made as of the 15th day of July, 1998.

LANDLORD:        DIJON TRADING (CANADA) INC.

TENANT:          CANTRONIC Systems Inc.

PREMISES:        1.00     Witnesseth that in consideration of the rents,
                 covenants, conditions and agreements hereinafter reserved and contained on the part of the Lessee to be paid, observed and performed the Lessor doth demise and lease unto the Lessee ALL and SINGULAR those certain premises described in The first part of Schedule "A" annexed hereto (hereinafter referred to as the "demised premises") containing 1,549 square feet more or less and situate in Burnaby forming part of the building hereinafter referred to as the "building") known as 116 - 3823 Henning
                 Drive the building being erected and situate upon the lands
                 (hereinafter referred to as the "lands") more particularly described in the first (or Part 1) of Schedule "A" annexed hereto.

TERM:            2.00     To have and to hold the demised promises for and
                 during the term of THREE YEAR and YEARS and month commencing on the FIFTEENTH (15th) day of July 1998 and ending on the THIRTIETH (30th) day of July 2001,

RENT:            3.00     Yielding and paying therefore yearly and every year
                 during the said term unto the Lessor the sum of NINETEEN THOUSAND THREE HUNDRED SIXTY TWO DOLLARS FIFTY CENTS ($19,362.50) of lawful money of Canada to be paid in advance in equal monthly instalments of ONE THOUSAND SIX HUNDRED THIRTEEN DOLLARS FIFTY CENTS DOLLARS ($1,613.50) an the FIRST (1st) day of each and every month during the said term to the Lessor, the first of such payments to be made on the FIFTEENTH (15th) day of July, 1998. If the said term commences on any day other than the FIRST (1st) or ends on any day other than the THIRTIETH
                 (30th) day of a calendar month, rent for the fractions of a month at the commencement and at the end of the said term shall be adjusted prorata.

DEPOSIT:         3.01     Upon its execution of this Lease the Lessee shall
                 deposit with the Lessor or its agent Re/Max Westcoast the sum of THREE THOUSAND NINE HUNDRED DOLLARS ($3,900.00) as a security for the performance by the Lessee of all the terms, covenants and conditions herein to be respectively paid, observed and performed by the Lessee and if the Lessee shall breach any of such terms, covenants or conditions the Lessor may at its option appropriate and apply the said deposit or so much thereof as may be necessary, to compensate the Lessor for loss or damage suffered or sustained by the Lessor arising out of or in connection With such breach by the Lessee, in the event of a rate, transfer or assignment of this Lease by the Lessor, the Lessor may transfer this security deposit or so much thereof as shall then remain to the Purchaser, transferee or assignee and thereupon the Lessor shall be freed and discharged from any further liability In connection with this security deposit. Provided, however, that the Lessor shall apply so much of the said deposit as may be necessary (or, if the deposit is Insufficient, so much thereof as shall then remain) to the instalment(s) of rent due for the FIRST (1st) month of the term hereof. Within THIRTY (30) days of the termination of this Lease, the Lessor shall return to the Lessee any portion of the said deposit that has not been appropriated and applied as herein provided.

PAY RENT:        4.00     The Lessee shall, during the said term, pay unto the
                 Lessor the rent hereby reserved in the manner hereinbefore mentioned.

BUSINESS, TAX.
ETC.             4.01     The Lessee shall pay all business or other taxes from
                 time-to-time levied in respect of [he Lessee's use or occupation of the demised premises and/or the Lessee's machinery and equipment including penalties for late payment thereof.

EVIDENCE OF
PAYMENT          4.02     The Lessee shall produce to the Lessor from time to
                 time at the request of the Lessor satisfactory evidence of the due payment by the Lessee of all payments required to be made by the Lessee under this lease, Lessee to supply to the Lessor 12 post dated cheques on the commencement date of the lease and on the anniversary date thereafter.

ACTS CONFLICTING
WITH
INSURANCE        4.03     The Lessee shall not do or permit to be done any art
                 or thing which may render void or voidable or conflict with the requirements of any policy or policies of Insurance, Including any regulations of Fire Insurance Underwriters or the applicable to such policy or policies, whereby the demised premises or the building are insured. It any such policy or policies is or are cancelled by reason of any act or omission of the Lasses, the Lessor shall have the right at its option to terminate this lease forthwith by giving notice of termination to the Lessee. If the premium to be paid In respect of any such policy is increased by any art or omission of the Lessee, the Lessee shall pay to the Lessor on demand the amount by which said premium shall be so increased.

NO
NUISANCE         4.04     The Lessee shag not at any time during the said term,
                 use, exercise or carry on or permit or suffer to be used, exercised or carried on. In or upon the demised premises or any part thereof any noxious or offensive art, trade, business, occupation or calling, and no act, matter or thing whatsoever shall at any time during the said term be done in or upon the demised premises or any part thereof which shall or may be used or grow to the annoyance, nuisance, damage or disturbance of the occupiers or owners of the said building or adjoining land and properties.

COMPLY WITH
LAWS, ETC.       4.05     The Lessee shall comply promptly at its expense with
                 all laws, ordinances, regulations, requirements and recommendations, which may be applicable to the Lessee or to the manner of use of the demised promises, of any and all federal, provincial, civic, municipal and other authorities or association of Insurance underwriters or agents.

COMPLY
WITH RULES
AND REGULATIONS  4.06    The Lessee agrees that the regulations endorsed on this
                 lease or attached hereto as Schedule "B" with such reasonable variations, modifications and additions as shall from time to time be made by the Lessor and any other and further reasonable rules and regulations that may be made by the Lessor and
                 delivered no the Lessee in writing shall be observed and
                 performed by the Lessee and its agents, clerks, servants or employees and all such rules and regulations now in force or hereafter put In force shall be read as forming part of the terms and conditions of this Lease as if the same were embodied herein.
DAMAGE TO
BUILDING OF
LESSEE           4.07     The Lessee shall on demand reimburse the Lessor for
                 costs incurred by the Lessor in making good any damage caused to the Said building or any part thereof including the furnishings and amenities thereof as a result of the negligence of wilful act of the Lessee, its Invitees, licensees, agents, servants, or employees.

NOTICE OF
ACCIDENTS
DEFAULTS,
ETC.             4.08     The Lessee shall give the Lessor prompt written notice
                 of any damage to or defect in the heating and air conditioning apparatus, water pipes, telephone lines, electric light or other wires or other casualty.

ASSIGNING OR
SUBLETTING       4.09.01 The Lessee shall not assign or sublet the demised
                 promises or any part thereof without the prior consent in writing of the Lessor, which consent shall not be unreasonably withheld. Provided that the Lessee shall, at the time the Lessee shall request the consent of the Lessor, deliver to the Lessor such Information In writing as the Lessor may reasonably require respecting the proposed assignee or subtenant including name, address, nature of business, financial responsibility and standing of such proposed assignee or subtenant.

                 4.09.02 in no event shall any assignment or subletting to which the Lessor may have consented release or relieve the Lessee from his obligations fully to perform -all the terms, covenants and conditions of this lease on his part to be performed.

INDEMNITY
0F LESSOR        4.10    The Lessee shall indemnify and save harmless the Lessor
                 from any and all liabilities, damages, costs, claims, suits or actions growing out of.

                 (a) any breach, violation, or non-performance of any covenant condition or agreement In this lease set forth and contained on the part of the Lessee, to be fulfilled, kept, observed and performed;

                 (b) any damage to property while said property shall be in or about the demised premises; and

                 (c) any Injury to any licensee, invitee, agent or employee of the Lessee, Including death resulting at any time therefrom, occurring in or about the demised premises and/ or on the lands:

                 and this indemnity shall survive the expiry, or sooner determination of this lease.

LESSEE
INSURANCE        4.11.01 The Lessee shall at its expense, provide and maintain in force during the term of this lease or of any renewal thereof.

                 (a) fire, extended coverage, and malicious damage insurance for the benefit of the Lessor and the Lessee, for the full replacement value of all leasehold improvements, fixtures and erections made on the demised premises by the Lessee;

                 (b) public liability insurance, for the benefit of the Lessor and the Lessee, in such reasonable amounts as may be required by the Lessor in respect of injury or death to one or more persons or property damage.

                 (c) the total of (a) and (b) to be not less than TWO MILLION ($2.000,000.00) DOLLARS.

                 4.11.02 Al insurance shall be effected with insurers and brokers and upon terms and conditions reasonably satisfactory to the Lessor and the Lessee shall deliver to the Lessor proof of the existence thereof to the Lessor's satisfaction. The Landlord shall be added as additional insured to all policies required by the lease and that certified copies of the policies or certificates evidencing the coverage's requested be delivered to the landlord at least 20 days prior to the renewal date of the policies. "Landlord shall be named as additional insured".

                 4.11.03 Ah policies of insurance shall where possible contain a waiver of subrogation clause in favor of the Lessor and shall also contain a clause requiring the insurer not to cancel or change the insurance without first giving the Lessor THIRTY
                 (30) days' prior written notice thereof.

                 4.11.04 The Lessee agrees that if it does not provide or maintain in force such insurance, the Lessor may take out the necessary insurance and pay the premium therefor for periods of ONE (1) year at a time, and the Lessee shall pay to the Lessor as additional rental the amount of such premium immediately on demand.

GOODS, CHATTELS
NOT TO BE
REMOVED 4.12 The Lessee agrees that all goods, chattels and fixtures when moved into the demised premises shall not except in the normal course of business, be removed from, the demised premises until all rent due or to become due during the term of this lease and all utility charges are fully paid.

REPAIRS 4.13.01 The Lessee shall, during the said term, will and sufficiently repair, maintain, amend and keep the demised premises, with the appurtenances and oil fixtures, in good and substantial repair when, where and so often as need shall be, reasonable wear and tear and damage by fire, and other risks against which the Lessor is insured, and repairs to be done by the Lessor pursuant to clause 5.02 only excepted.

                 4.13.02 The Lessor and Its agents shall have the right at all reasonable times during the said term, with prior written notice at least 24 hours in advance to enter the demised premises to examine the condition thereof. All want or reparation that upon such view may be found and that is the Lessee's responsibility pursuant to this Lease, shall be well and sufficiently repaired by the Lessee forthwith upon receipt by the Lessee of written notice from the Lessor requiring such repair.

USE OF
PREMISES         4.14     The Lessee shall not use the demised premises nor
                 allow the demised promises to be used for any other purpose than that for which the premises are hereby leased namely, electronics, manufacturing, distribution and systems integration or related business.

SIGNS            4.15     The Lessee shall not, without the Lessor's prior
                 written consent, point, display, inscribe, place or affix any sign, picture, advertisement, notice, lettering or direction on any part of the outside of the building or in any corridor, hallway, entrance or other public part of the said building provided that the Lessor may prescribe a uniform pattern for identification signs for tenants to be placed on the outside of the main door leading into the demised premises. Provided that, at the request of the Lessee and at the Lessee's expense, the Lessor shall cause such a sign to be placed in position.

ALTERATIONS,
ETC. 4.16.01 The Lessee shall not without the prior written consent of the Lessor, which consent shall not be unreasonably withheld, make any alterations, repairs or improvements to the demised premises. The Lessee shall submit to the Lessor detailed plans and specifications of any such work or installation when applying or consent and the Lessor reserves the right to recover from the Lessee the cost of having its architects or engineers examine such plans and specifications. The Lessor will require that any or all work to be done, or materials to be supplied hereunder shall be done or supplied by contractors and/or workmen which are approved by the Lessor not to be unreasonably withheld. In any event, any or all work to be done or materials to be supplied hereunder shall be at the sole cost and expense of the Lessee. Any connection of apparatus to the electrical system other than a connection to an existing bass receptacle or any connection of apparatus to the plumbing lines shall be deemed to be an alteration within the meaning or this clause.

                 4.16.02 The Lessee covenants with the Lessor that the Lessee shall promptly pay all charges incurred by the Lessee for any work, materials or services that may be done, supplied or, performed In respect of the demised premises and shall forthwith discharge any liens at any time filed-against and keep the lands and premises of which the demised premises form a part free from liens: and in the event that the Lessee fails to do so, the Lessor may, but shall be under no obligation to, pay in to Court the amount required to obtain a discharge of any such Hen In the name of the Losses and any amount so paid together with all disbursements and costs in respect of such proceedings on a solicitor and client basis shall be forthwith due and payable by the Lessee to the Lessor as additional rent. The Lessee shall allow the Lessor to post and keep posted an the demised premises any notices that the Lessor may desire to post under the provisions of legislation pertaining to Mechanic's, Builder's, Workmen's or other liens.

                 4.16.03 The Lessee shall not without written consent of the Lessor put up any window drapes, blinds, awnings or other similar things.

                 4.16.04 The Lessee shall not change, after or replace any doorlocks without permission of the Lessor who will arrange changes as soon as possible after requested. All costs for such changes shall be to the Lessees Account. The Lessor shall not hold keys for all access doors to the demised premises during the term. Lessee must submit 24 hour contact numbers in case of emergency.

PEACEFUL
SURRENDER        4.17.01 The Lessee shall, at the expiration or sooner
                 determination of the said term. Peaceably surrender and yield up to the Lessor the demised premises and deliver to the Lessor all keys to the demised premises which the Lessee has in its possession.

                 4.17.02 The Lessee shall immediately before the expiration or sooner determination of the said lease wash the windows of the demised premises. The Lessee further covenants that the Lessee will not upon such expiration or sooner determination leave upon the demised premises any rubbish or waste material and will leave the said premises in a clean and tidy condition.

UTILITIES        4.18     The Lessee shall pay all rates and charges for water,
                 gas and electric light and/or power supplied to or used in the demised premises. The Lessee shall pay all rates and charges for any and all other utilities or municipal or other services, consumed by or reasonably attributable to the Lessee or the Lessee's occupation of the demised premises and that if the same shall be billed or assessed against the Lessor, the Lessee shall pay the same or the portion thereof fairly attributable to the Lessee aforesaid as determined by the Lessor, upon demand by the Lessor.

TAXES 4.19.01 In this paragraph 4.19 the following phrases shag have the following meanings:

                 (a) "Tax" means an amount equivalent to all taxes, rates, duties, levies and assessments whatsoever whether municipal, parliamentary, school or otherwise charged upon the building, the land end all improvements now or hereafter thereon or upon the Lessor on account thereof including all taxes, rates, dudes, levies and assessments for local improvements and equipment and excluding such taxes as corporate, income, profit or excess profit taxes assessed upon the income of the Lessor and shall also include any and all taxes which may in the future be levied in lieu of Tax as hereinbefore defined:

                 (b) "Proportionate Share" means the amount which is the same ratio to Tax as the area of the demised premises is to the total rentable area of the building or buildings against which that amount of Tax Is levied.

                 4.19-02 The Lessee shall pay to the Lessor as additional rent each year the proportionate share of Tax for that year, such payment to be made monthly.

                 4.19.03 if the Tax shall be increased by reason of any Installations made In or upon or any alterations made In or to the demised promises by the Lessee or by the Lessor on behalf of the Lessee, the Lessee shall pay the full amount of such increase as additional rent

                 4.19.04 Any reasonable expense incurred by the Lessor in obtaining or attempting to obtain a reduction in the amount of Tax shall be added to and included in the amount of such Tax. In the event that the Losses shall have paid its Proportionate Share pursuant to Clause 4.19,02 of this lease and the Lessor shall thereafter receive a refund of any portion of such Tax, the Lessor shall make an appropriate refund to the Lessee.

                 4.19.05 If the term of this lease shall expire or be otherwise terminated during any year in which the Lessee shall be liable to pay its Proportionate Share pursuant to Clause 4.19,02 of this lease, then the amount so payable by the Lessee shall be apportioned accordingly.

MAINTENANCE
COSTS 4.20.01 In this paragraph the following phrases shall have the following meanings:

                 (a) "Maintenance Costs" means the total amount paid or payable whether by the Lessor or others on behalf of the Lessor for complete maintenance for the lands, building or buildings and the Improvements thereon such as are in keeping with maintaining the standard of a first class industrial complex, all repairs and replacements required for such maintenance. The costs of providing electricity or other utilities and services not otherwise paid by the tenants, the costs of servicing and maintaining heating, air conditioning, plumbing, electrical, and other machinery and equipment and the cost of depreciation thereof at generally acceptable rates upon such machinery and equipment and other fixtures which by their nature require periodic replacement or a substantial replacement. The costs of painting interior areas not normally rented to tenants and the costs of painting and otherwise maintaining the outside of the said building or buildings, the costs of snow removal, landscape maintenance, refuse removal and other costs in connection with the maintenance of common outside areas and facilities, fire, casualty, liability and other insurance costs. The costs of providing building management (not to exceed in any year the strata management fees in that year), service contracts with Independent contractors and all other expenses paid or payable by the Lessor in connection with the operation of the building(s), improvements and lands but shall not include interest on debt or capital retirements of debt or any amounts directly chargeable by the Lessor to any tenant or tenants as otherwise provided herein or any amounts paid on account of capital improvements or structural repairs:

                 (b) "Proportionate Share" means the amount which is the same ratio to Maintenance Costs as the area of the demised premises is to the total rentable area of the building or buildings In respect of which such Maintenance Costs are charged.

                 (c) "Accounting Year" means each twelve month period commencing January 1st and ending December 31st the whole part of which TWELVE (12) month period is within the term hereby demised.

                 4.20.02 The Lessee's shall pay as additional rent to the Lessor by monthly instalments to be fixed by the Lessor from time to time Its Proportionate Share of Maintenance Costs.

                 4.20.03 At the end of each Accounting Year the Lessor shall compute the amount of Maintenance Costs for such Accounting Year and the Lessees Proportionate Share thereof. A statement showing those details shall be submitted to the Lessee stating also the amount of the monthly instalments for the ensuing Accounting Year.

CARE OF
PREMISES 4.21.01 The Lessee shall take good care of the demised premises and keep some in a tidy and healthy condition.

                 4.21.02 The Lessee shall at its own expense be responsible for and shall maintain and replace from time to time as may be reasonably necessary during the term of this lease all light fixtures, tubes, ballasts and starters in the demised premises if Lessee does not maintain to a reasonable business standard.

                 4.21.03 The Lessee shall at its own expense replace or repair, under the direction and to the reasonable satisfaction of the Lessor, the glass, locks and trimmings of the doors and windows in or upon the demised premises which become damaged or broken except any glass, locks or trimmings damaged or broken by the Lessor, its employees, agents or contractors.

                 4.21.04 The Lessee shall not allow any ashes, refuse, garbage or other loose or objectionable materials to accumulate in or about the demised premises.

                 4.21.05 The Lessee shall place in containers of a type approved by the Lessor all garbage and refuse and such containers shall be deposited for pick-up at such times and places as are designated In writing from time to time by the Lessor.

                 4.21.06 The Lessee shall heat the demised premises at its own expense during the term hereof at all times to the extent necessary to prevent damage thereto by frost.

                 4.21.07 Without restricting the generality of clause 4.13,01, the Lessee shall maintain In good operating condition and to the satisfaction of the Lessor any plumbing, heating, and/or air conditioning equipment and fixtures situated within the demised premises and shall keep the same in clean and good working order, if such equipment or fixtures or any part thereof shall be damaged or destroyed become incapable of performing its or their function due to the fault of the Lessee Its employees or any related party, the Lessee shall at its expense repair or replace the same.

QUIET
ENJOYMENT        5.00     The Lessor hereby covenants with the Lessee that the
                 Lessee, paying the rent hereby reserved and performing the covenants hereinbefore on the Lessee's part contained, shall and may peaceably possess and enjoy the demised premises for the term hereby granted without any interruption or disturbance from the Lessor or any other person or persons lawfully claiming by, from or under the Lessor.

TAXES            5.01     The Lessor hereby covenants that it will pay or cause
                 to be paid all property taxes with respect to the demised premises except those directly assessed or charged to or payable by the Lessee or assessed or charged with reference to the use or occupation of the demised premises and except as herein otherwise provided.

LESSOR'S
REPAIR           5.02     The Lessor covenants to repair and maintain the
                 foundation, outer walls and roof of the building in the proper structural repair, and to ensure that the plumbing, sewage, electrical and heating systems are Maintained in good repair and operating condition unless they are located on the demised premises or on the promises of other tenants or occupants, or were furnished or supplied by the Lessee or other tenants or occupiers or a public utility or supplier.

RENTAL CONDITION
OF PREMISES      5.02.01 The Lessor shall ensure that the promises upon
                 occupancy is in good and rentable condition and that all equipment heating, plumbing and electrical systems are in good working order and comply with their design specification.

LESSOR
INSURANCE        5.03 It is understood and agreed that the Lessor shall obtain insurance coverage for fire, extended coverage for malicious damage for the full replacement value of the building and the Improvements erected thereon by The Lessor. Any such insurance shall be for the benefit of both the Lessor and the Lessee and the parties agree that the payment by the Lessee of his proportionate share of maintenance costs under Section 4.20 shall constitute payment by the Lessee of his proportionate share of the premium of such insurance.

DAMAGE OR
DESTRUCTION
PREMISES 6.00.01 Provided that if during the term hereby demised or any renewal thereof the demised promises shall be damaged or destroyed by a peril or perils which would be covered by a standard fire insurances policy with Extended Coverage Endorsement attached hereto, the rent shall abate in the proportion that the part of the demised premises rendered unfit for occupancy bears to the whole of the demised premises until the demised premises are rebuilt, and the Lessor agrees that it will with reasonable diligence repair the demised promises unless the Lessee is obligated to repair under the terms hereof or unless this lease is terminated as hereinafter provided; subject always to the provisions of paragraph 6.00.02 and 6.00.03.

                 6.00.02 If the demised premises are damaged or destroyed by any cause whatsoever and if in the opinion of the Strata Corporation and the City of Burnaby reasonably arrived at the demised premises cannot be rebuilt or made fit for the purposes of the Lessee within NINETY (90) days of the damage or destruction, the Lessor instead of rebuilding or making the demised premises fit for the Lessee, may, at its option, determine this lease by giving the Lessee within THIRTY (30) days of such damage or destruction notice of termination and thereupon rent and any other payment of which the Lessee is liable under this lease shall be apportioned and paid to the date of such damage or destruction and the Lessee shall immediately deliver up possession of the demised premises to the Lessor.

                 6.00.03 Provided that it the building or part thereof shall be damaged or destroyed and the Lessee shall continue to occupy the demised premises and such damage or destruction shall, in the opinion of the Lessor, materially interfere with the enjoyment of the demised premises by the Lessee, the rent in respect of the demised premises shall abate in proportion to such interference during the period such interference shall continue.

RIGHT TO USE
COMMON AREAS,
ETC. 6.01 The parties agree that during the term of this lease the Lessee and the employees, Agents, customers and invites respectively of the Lessee shall have the rights and shall comply with the provisions set forth in the Second Part of Schedule "A" hereto annexed, subject to any modifications thereto agreed in writing by the parties herein or at any time or times after the execution hereof.

LESSOR'S
RIGHT
TO DO WORK       6.02.01 The Lessor shall have the right to make additions to and/or improvements or installations in and/or repairs to the building and/or the common outside areas and whenever reference is made in this lease to the building or the common areas, it shall mean the building and/or the common outside areas as the same may be changed, added to or Improved from time to time and in relation to any such additions, improvements, installations or repairs, the Lessor may cause such reasonable obstructions of and Interference with use of enjoyment of the building, the demised premises and/or common outside areas as may be reasonably necessary for the purposes aforesaid and may Interrupt or suspend the supply of electricity, water or other services when necessary and until said additions, improvements, installations or repairs shall have been completed and there shall be no abatement in rent nor shall the Lessor be liable by mason thereof provided that all such additions, improvements.
                 Installations or repairs shall be made as expeditiously as reasonably possible.

                 6.02.02 The Lessor and any persons authorized by the Lessor shall have the right to use, install, maintain and/or repair pipes, wires, ducts or other installations in, under or through the demised premises for or in connection with the supply of any services to the demised premises or any other premises in the said building. Such services shall include, without limiting the generality of the foregoing, gas, electricity, water, sanitation, telephone, healing, air conditioning and ventilation.

                 6.02.03 The Lessor and any persons authorized by the Lessor shall have the right to enter upon the demised premises to make such decorations, repairs, alterations, improvements or additions as it may deem advisable and the Lessor or any persons authorized by the Lessor shall be allowed to take all material into and upon the said premises that may be required therefor. The rent hereunder shall In no way abate while such decorations, repairs, alterations, improvements or additions are being made by reason or loss or interruption of the business of the Lessee because at the prosecution of any such work.

LESSOR'S
RIGHT TO
INSPECT AND
PLACE SIGN       6.03 Provided also that during the term hereby created any person or persons may inspect the demised premises and all parts thereof at all reasonable times on producing a written order to that effect signed by the Lessor or its agent. The
                 Lessor shall have the right during the last THREE (3) months of the said term to place upon the demised premises a notice of reasonable dimensions and reasonably placed so as not to interfere with the business of the Lessee, stating that the demised promises are for rent and further provided that the Lessee will not remove such notice or permit the same to be removed.

LESSOR MAY
PERFORM LESSEE'S
COVENANTS,
ETC. 6.04 If the Lessee shall at any time fall to perform or cause to be performed any one or more of all of the Covenants and obligations of the Lessee in this lease contained the Lessor shall have the right (but shall not be obligated) to perform or cause the same to be performed and to do or cause to be done such things as may be necessary or Incidental thereto (including without limiting the foregoing, the right to make repairs, installations, erections and expend moneys) and all reasonable payments, expenses, charges, fees and disbursements incurred or paid on behalf of the Lessor in respect thereof shall be paid by the Lessee to the Lessor forthwith.

RE-ENTRY 6.05.01 Provided, and it Is hereby expressly agreed, that if and whenever the rent hereby reserved, or any part thereof, shall be unpaid or in the case of the continued breach or non-performance of any of the covenants or agreements therein contained on the part of the Lessee, the Lessor to cure any such default, then and in other of such cases shall be lawful for the Lessor at any time thereafter, may enter into and upon the demised premises or any part thereof, in the name of the whole to re-enter, and the same to have again, repossess and enjoy as of the Lessor's former estate anything herein contained to the contrary withstanding.

                 6.05.02 In case the Lessor shall re-enter the demised premises prior to the expiry of this lease by reason of default by the
                 Lessee hereunder, the Lessee shall be liable to the Lessor for the amount of the rent for the remainder of the term of this
                 Lease as if such re-entry had not been made less the actual amount received by the Lessor altar such re-entry in respect of any subsequent leasing applicable to the remainder of the term.
WAIVER OF
EXEMPTIONS       6.05 In consideration of the premises and of the leasing and letting by the Lessor to the Lessee of the demised premises for the term hereby created (and it is upon that express understanding that these premises are entered into) that notwithstanding anything contained in any Statute or in any statute which may hereafter be passed, none of the goods or chattels of the Lessee at any time during the continuance of the term hereby created on the demised shall be exempt from levy by distress for rent in arrears by the Lessee as provided for in any such Statute or any amendment or amendments thereto, and that upon any claim being made for such exemption by the Lessee or on distress being made by the Lessor this covenant and agreement may be pleaded as an estoppel against the Lessee in any action brought to test the right to the levying, upon any such goods as are named as exempted in any such statute or amendment or amendments thereto: the Lessee waiving as the Lessee hereby does all and every benefit that could or might have accrued to the Lessee under and by virtue of any such statue or any amendment or amendments thereto but for this covenant.

BANKRUPTCY,
ETC.             6.07     If the term hereby granted shall be at any time seized
                 or taken in execution or in attachment by any creditor of the Lessee or if the Lessee shall make any assignment for the benefit of creditors, or becoming bankrupt or insolvent shall take the benefit of any Act that may be in force for bankrupt or insolvent debtors, then in any such case the said term shall, at the option of the Lessor, immediately become forfeited and void and the then current month's rent and the rent for the THREE (3) months next following shall immediately become due and payable and in such case It shall be lawful for the Lessor at any time thereafter into and upon the demised promises, or any part thereof, in the name of the whole to re-renter and the same to have again, repossess and enjoy as of its former estate; anything herein contained to the contrary notwithstanding.

FOLLOW
GOODS            6.08     Provided that in case of removal by the lessee of the
                 goods and chattels of the Lessee from all the premises, the Lessor may follow the some for THIRTY (30) days.

NON-WAIVER       6.09     Any condoning, excusing or overlooking by the Lessor
                 of any default, breach or non-observance by the Lessee at any time or times in respect of any covenant, proviso or condition herein contained shall not operate as a waiver, of the Lessor's rights hereunder in respect of any subsequent default, breach of non-observance nor so as to defeat or affect in any way the rights of the Lessor hereunder in respect of any subsequent default, breach or non-observance.

DATE FOR
OCCUPANCY        6.10     If the demised premises shall not be available for
                 occupancy by the Lessee upon the date of commencement of the term hereby demised, the rent under this lease shall abate until the demised premises are available for occupancy and the Lessor shag not be liable in any way for the consequences of occupancy not being available to the Lessee upon the date of commencement.

HOLDING
OVER 6.11 If at the expiration of the term of this lease the Lessee shall hold over with the consent of the Lessor, the tenancy of the Lessee hereafter shall, in the absence of written agreement to the contrary, be from month to month only at a rental per month equal to ONE TENTH (1/10) of the rental payable for the year immediately preceding such expiration, payable monthly in advance on the FIRST (1st) day of each lease month and shall be subject to all other terms and conditions of this Lease.

REMOVAL OF
FIXTURES, ETC.   6.12     Subject to Clause 4.12 hereof the Lessee may at or
                 prior to the expiration of the term hereby granted, take remove and carry away from the demised premises all fixtures, fittings, shelving, counters or other articles upon the demised premises in the nature of trade or tenants' fixtures, but the Lessee shall in such removal do no damage to the demised premises, or shall make good any damage which the Lessee may occasion thereto provided further that the Lessee shall not remove or carry away from the demised premises any building or plumbing, heating, air conditioning or ventilating plant or equipment or other building services and further notwithstanding anything herein contained the Lessor shall have the right upon the termination of this lease by effluxion of time or otherwise to require the Lessee to remove his installations, alterations, additions, partitions and fixtures or anything in the nature of leasehold improvements made or installed by the Lessee or by the Lessor on behalf of the Lessee and to make good any damage caused to the demised premises by such removal.

IMPOSSIBILITY
OR DELAY IN
PERFORMANCE      6.13     Whenever and to the extent that the Lessor shall be
                 unable to fulfil or shall be delayed or restricted in the fulfilment of any obligation hereunder in respect of the supply or provision of heating, air conditioning, elevator or janitor services, or any other service or utility or the doing of any work by reason of being unable to obtain the material goods, equipment, service, utility or labour required to unable to fulfil such obligation or by reason of any statute, law or order-in-council or any regulation or order passed or made pursuant thereto or by reason of the order or direction of any administrator, controller or board of any governmental department or officer or other authority or by reason of not being able to obtain permission or authority required thereby or by reason of any other cause beyond its control whether of the foregoing character or not, the Lessor shall be relieved from the fulfilment of such obligation and the Lessee shall not be entitled to compensation for any inconvenience, nuisance or discomfort thereby occasioned. There shall be no deduction from the rent by reason of any such failure or cause.

LESSOR NOT
RESPONSIBLE
FOR INJURIES
DAMAGE, ETC.     6.14 The Lessor shall not be responsible in any way for any injury to any person or for any loss of or damage to any property belonging to the Lessee or to other occupants of the demised premises or to their respective invites, licensees agents, servants or other persons from time to time attending at the demised premises while such person or property is in or about the building or any areaways, parking areas, lawns, sidewalks steps, truckways, platforms, corridors, stairways, elevators or escalators in connection therewith, including without limiting the foregoing, any loss of or damage to any such property caused by theft or breakage, or by steam, water, rain or snow which may leak into, issue or flow from any part of the said building or any adjacent or neighbouring lands or premises of from any other place or quarter of for any loss of or damage caused by or attributable to the condition or arrangements of any electric or other wiring or of any damage caused by smoke or anything

NO LIABILITY
FOR INDIRECT
DAMAGE, ETC.     6.15     Under no circumstances shall the Lessor be liable for
                 indirect or consequential damage or damages for personal discomfort or illness by reason of the non-performance or partial performance of any covenants of the Lessor herein contained including the heating of the demised premises or the operation of the air conditioning equipment, elevators, plumbing or other equipment in the said building or the demised premises.

LEASE ENTIRE
AGREEMENT        6.16     There is no promise, representation or undertaking by
                 or binding upon the Lessor, with respect to any alteration, remodelling or decorating of or installation of equipment or fixtures in the demised premises of the building except such, if any, as is expressly set forth or referred to in this lease and this lease contains all the agreements and conditions made between the parties hereto. The terms and content of the Schedules attached hereto are incorporated into this Lease by reference and form an integral part of this Lease.

SUBORDINATION    6.17.01 The Lessee covenants and agrees with the Lessor that the Lessee shall from time to time upon the written request of the Lessor enter into an Indenture (1) subordinating the term hereby demised and the rights of the Lessee hereunder to any mortgage or ground lease, present or future which includes the demised premises or at the option of the Lessor, (11) agreeing that the term hereby demised shall be prior to any such mortgage or ground lease.

                 6.17.02 Notwithstanding any such postponement or subordination as aforesaid the Lessee agrees that its obligations under the lease and pursuant to this indenture shall remain in full force and effect notwithstanding any action at any time taken by a mortgage of the lands to enforce the security of any mortgage; provided however that any postponement or subordination given hereunder shall reserve to the Lessee the right to continue in possession of the demised premises under the ten*ns of this lease so long as the Lessee shall not be in default under such terms.

NOTICES          6.18     Any notices herein provided for or given hereunder if
                 given by the Lessee to the Lessor shall be sufficiently given if personally delivered or mailed in Canada by registered or certified mail, postage prepaid to the Lessor, marked to the attention of the Property Management Department. Any notice herein provided for or given hereunder, if given by the Lessor to the Lessee, shall be sufficiently given if mailed as aforesaid addressed to the Lessee at the demised premises or left at the demised promises. Any notice mailed as aforesaid shall be conclusively deemed to have been given on the SECOND
                 (2nd) business day following the day on which such notice is mailed as aforesaid. Either the Lessor or Lessee may at any time give notice in writing to the other of any change of address of the party giving such notice and from and after the giving of such notice the address therein specified shall be deemed to be the address of such party for the giving of such notices thereafter. The word "notice" in this paragraph shall be deemed to include any request, demand, direction or statement in writing in this lease provided or permitted to be given by the Lessor to the Lessee or by the Lessee to the Lessor.

PAYMENT
TO LESSOR        6.19.01 All payments required to be made by the Lessee under or in respect of this lease shall be made, at such place or places as the Lessor may designate in writing to the Lessor or to such agents of the Lessor as the Lessor shall hereinafter from time to time direct in writing to the Lessee- The Lessee shall pay to the Lessor interest at EIGHTEEN (18%) percent per annum on all payments of rent and other sums required to be made under the provisions of this lease which have become overdue so long as such payments remain.

FULLY NET
LEASE            7.00     It is the intent of this Lease, and agreed to by the
                 parties hereto, that all and every cost, expense, rate, tax or charge in any way related to the demised premises and to the Lessee's share of Maintenance Costs and other expenses herein provided for to be paid by the Lessee will be borne by the Lessee without any variation, setoff, or deduction whatsoever, except only:

                 (a) Any income tax or taxes, other than business tax, imposed or levied by an authority whatever, on the income received by the Lessor from the demised premises.

                 (b)  repairs specified in Clause 5.02.

                 (c)  negligence an the part of the Lessor.

                 (d) such other expenses and outgoings in respect to the building or the lands as are expressly provided herein to be for the account of the Lessor, only, and,

                 (e) apportionment or abatement of rent as in this Lease expressly provided for.

AMENDMENTS
IN WRITING       7.01     No assent or consent to changes in or waiver of any of
                 the terms and conditions of this indenture in spirit or letter shall be deemed or taken as made unless the same be done in writing and attached to or endorsed herein by the Lessor; the Lessor's janitors, superintendents and/or agents (unless such agents are authorized in writing by the Lessor) are not authorized to amend this indenture and any alterations, amendments or qualifications made by the said Lessor's janitors, superintendents and/or agents (unless such agents are so authorized) shall be null and void.

MARGINAL
NOTES:           7.02     The marginal notes in the lease form no part of this
                 lease and shall be deemed to have been inserted for convenience of reference only.

DEFINITIONS:     7.03     Unless the context otherwise requires the word
                 "Lessor" wherever it is used herein shall be construed to include and shall mean the Lessor, its successors and/or assigns and the word "Lessee" shall be construed to include and shall mean the Lessee and the executors, administrators, successors and/or assigns of the Lessee and when there are two or more Lessees or two or more persons bound by the Lessee's covenants herein contained their obligations hereunder shall be joint and several, the word "Lessee" and the personal pronoun
                 "it" relating thereto and used therewith shall be read and construed as Lessees and "his", "hers", "its" or "their", respectively, as the number and gender of the party or parties referred to each require and the number of the verb agreeing therewith, shall be construed and agree with the said word or pronoun so substituted.

OPTION TO
RENEWAL          8.00     The Lessor covenants that if the Lessee is not
                 habitually in default and the Lessee performs the obligations and conditions herein contained the Lessor will, upon the request of the Lessee given to the Lessor at least SIX (6) months prior to the expiration of the term will hereby grant to the Lessee a renewal lease for the demised premises for a term of TWO (2) years upon the same terms and conditions as herein contained.

IN WITNESS WHEREOF the parties hereto have executed this indenture by affixing their signatures or, where a party is a corporation, by affixing its corporate seal duly attested by its proper officer(s) in that behalf.

FOR AND ON BEHALF OF THE LESSOR:
DIJON TRADING (CANADA) INC.


Per      /s/ signature                                   /s/ Krista Little
---------------------------------------         --------------------------------
                                                 Witness


FOR AND ON BEHALF OF THE LESSEE:
CANTRONIC Systems Inc.


Per      /s/ signature                                   /s/ signature
---------------------------------------         --------------------------------
July 14, 1998                                   Witness

                                  SCHEDULE "A"
                                  ------------

                          REFERRED TO IN ANNEXED LEASE
                          ----------------------------


PART I The premises are that part of the building known as 116- 3823 Henning Drive, Burnaby, BC-

       The demised premises shall exclude the outside face of all perimeter walls of the demised premises but shall include glass in said perimeter walls. The demised premises shall include all installations, fixtures and furnishings and other amenities situate in the demised premises.

PART II The Lessee and the employees, agents, customers and invitees respectively of the Lessee shall (subject as provided in said lease) have the following rights as appurtenant to the demised premises in common with all others from time to time entitled thereto:

       (a)  The right to use the driveways situate upon the lands described in
            Part I hereof for the purpose of access to and egress from the demised premises.

       (b) The right to park his passenger motor vehicles and those of his employees and customers upon the lands described in Part I hereof. The location and number of parking spaces for the use of the Lessee, its employees and customers shall be determined by the Lessor from time to time.

       Notwithstanding anything in this lease contained, the Lessor shall have the right to make such changes and improvements as the Lessor may from time to time determine in respect of the said driveways and parking areas including the right to change the size and shape thereof and to erect additions to the said building or lease or sell part of the lands described in Part I hereof. Provided that such changes shall not deny the Lessee reasonable access to its premises.

                                  SCHEDULE "C"

                             STRATA TITLE PROVISIONS

If the demised premises consist of a strata titled condominium unit, then the following provisions shall apply to the Lease:

1. the Tenant shall pay and reimburse the Landlord for any and all maintenance fees, levies and assessments; payable to the Owners, Strata Plan (the "Strata Corporation") from time to time in respect of the Leased Premises, including special levies for contingencies or budget shortfalls of the Strata Corporation and all interest and penalties thereon;

2. the Tenant hereby acknowledges receipt of a copy of the bylaws and regulations of the Strata Corporation and covenants to observe and perform any and all bylaws and regulations of the Strata Corporation regarding the use of the common areas and the demised premises. The Tenant shall indemnify and save the Landlord harmless from any and all liability, expense, claim or loss arising from the Tenant's breach of this provision. The Tenant shall execute and deliver to the Landlord from time to time a Form D Undertaking in favour of the Strata Corporation;

3. the Tenant acknowledges that the Strata Corporation shall be responsible for the maintenance and repair of the structure, root sewers, drains, electrical service, and common areas of the building within, which the demised premises are located, and that the Landlord shall have no liability to the Tenant related to such maintenance except to give notice to the Strata Corporation of the need for rep airs when reasonably required.

4.   The terms of this Article constitute an integral part of the Lease.

                                  EXHIBIT "  "

                   SCHEDULE TO NOTIFICATION OF CHANGE BY-LAWS

                             BRIDGE BUSINESS CENTRE

The bylaws of the Strata Corporation shall be as set out in Part 5 of the Condominium Act (the "Bylaws') amended as set out below:

The following by-laws shall be added:

Section 134 Exterior Appearance
-------------------------------

1. No signs, fences, gates, billboards, placards, advertising or notices of any kind shall be erected or displayed on the common property or limited common property or a strata lot without prior written approval by the strata council.

2. No awning, shade screen, smoke stack, satellite dish, radio or television antenna shall be hung from or attached the exterior of a strata lot without prior written consent of the strata council.

3. Drapes or blinds visible from the outside of the building shall be neutral in colour, or as approved by the strata council.

4. The ground floor glazing is designed to permit the substitution of glass doors for existing window panels in certain locations. Such changes to the exterior appearance of the building are permitted, provided such new doors are identical to the existing doors.

5. The building is designed to accommodate business zone signage as per the Developer's comprehensive signage program. Changes to such signage are permitted, provided they comply with the comprehensive signage program.

Section 136 - Additional Provisions
-----------------------------------

1. Any maintenance or alteration to a strata lot fire stand pipe system or fire alarm system shall be carried out by the company retained by the strata corporation to maintain the building stand pipe system and fire alarm system.

2. An owner or occupant shall not bring onto or store in a strata lot or the common property and item which will in any way increase or tend to increase the risk of fire or the rate of fire insurance or any other insurance policy held by the strata corporation or which will invalidate any insurance policy.

3. No enclosures of limited common property or other structural alterations either to the interior of the strata lot or the exterior of the common property shall be made, nor any other service altered or supplemented within any walls or on the common property without prior written consent of the strata council.

4. An owner or occupant of any strata lot shall not perform any acts or carry on any practice which may injure any strata lot, building, common property or common facility or be a nuisance to any other owner.

5. An owner or occupant shall not burn anything in or about his strata lot, limited common property and common facility or anywhere within the confines thereof.

6. An owner or occupant shall not keep or display any merchandise on or otherwise obstruct any part of the common property or common facility except as is specifically permitted by the strata council.

7. An owner or occupant shall not keep merchandise, supplies, manuals, garbage, refuse or other chattel on any strata lot loading dock for more than 12 hours, or in any common area or facility for more than 30 minutes. Notwithstanding the generality of the foregoing this includes but is not limited to pallets, trailers, boxes, packing crates etc.

8. An owner or occupant shall not overload the floors of any building and, in any event, floor loading shall not exceed 250 pounds per square foot evenly distributed for ground floor warehouse areas (generally two storey high areas), 100 pounds per square foot for ground floor office areas (generally one storey high areas), and 50 pounds per square foot for second floor areas. The preceding floor loadings may be revised providing the owner or occupant reinforces the floor structure under the direction of a licenced structural engineer and, with the approval of the strata council. In situations where there is a separate strata lot underneath the subject lot, the owner or occupant shall also obtain the approval of the strata of the lot below.

9. An owner or occupant shall place garbage or refuse in containers approved by the strata council or shall remove such garbage or refuse, from the common property pursuant to item 7 of these additional by-laws.

10. An owner or occupant use only the parking spaces assigned to his strata lot, save and except for private arrangements with other owners for the use of parking spaces assigned to such other owners. Assigned space(s) shall not be leased or rented to a non-owner.

11. The user of each parking space will be responsible for the cleaning of any excessive oil spills in the parking space. Continuous oils spills will result in prohibition from parking an common property until the vehicle is repaired.

12. Parking is only permitted in a designated parking space, and shall not reduce the width of an access driveway. Any vehicle which does not comply with this paragraph maybe removed at the owner's expense.

13. An owner or occupant shall not cause damage to trees, plants, bushes, flowers or lawns and shall not place chairs, tables or other objects on lawns or grounds so as to damage them or prevent growth.

14. No advertising for the resale or rental of a strata lot shall be permitted within the boundaries of the strata corporation without the prior consent of the strata council. The strata council shall provide for a central resale directory board adjacent to the entry and shall ensure that individual resale signage is restricted to notification, in such directory.

15. Where the strata corporation is required to enter a strata lot for the purpose of maintaining, repairing or renewing pipes, wires, cables and ducts for the time being existing in the strata lot and capable of being used in connection with the enjoyment of any other strata lot or the common property, the strata corporation and its agents shall in carrying out any work or repairs do so in a proper and workmanlike manner and shall make good any damage to the strata lot occasioned by such works and restore the strata to its former condition, leaving the strata lot clean and free from debris.

16. Any owner of a strata lot who leases his lot without submitting a Form D in accordance with the Condominium Act shall be liable to a fine of $250.00 for every month or part thereof that a tenant is in occupancy of the lot and the Form D is not submitted.

17. A fine of $50.00 may be levied against any owner whose payment for maintenance charges, fines, special assessment or any other charges levied against the owner for a particular month have not been received by the strata corporation by the 5th day of that month. A fine of $50.00 may be levied against an owner for each infraction or violation of any other by-law or rule regulation of the strata corporation. The fines may be increased by ordinary resolution of the strata corporation.

18. The use and occupancy of individual strata lots is governed by Specific Comprehensive Development Zoning Regulations approved by the City of Burnaby, which takes into consideration the number of parking stalls available on the property. Any proposed changes in use or occupancy from the adopted Comprehensive Development Zoning Regulations made by the owner or occupier of any strata lots must comply with the applicable Zoning Regulations.

19. An owner shall not change its use of a strata lot if such change in use would increase the number of parking stalls required by the City of Burnaby's zoning bylaws as a condition of such use from the number of parking stalls required for the use then in effect without the prior written consent of the strata corporation and, during the time the owner-developer of the strata corporation is the owner of any lots, the owner-developer.

These by-laws shall be read and construed in conjunction with the By-laws and, except as modified and amended by these amendments, the by-laws shall continue in full force and effect.

                                    Exhibit A

                 Bridge Business Centre -- Phase 2              DRAFT
                 Estimated Operating Budget

                                             Unit
                            Unit    S.L.  Entitlement   Monthly Fee
                   -------------------------------------------------------------
  3823 Henning Dr.          A101     1       2,565       113.04
                   -------------------------------------------------------------
                            A102     2       1,819        60.16
                   -------------------------------------------------------------
                            A103     3       1,407        62.01
                   -------------------------------------------------------------
                            A104     4       1,477        65.09
                   -------------------------------------------------------------
                            A105     5       1,143        50.37
                   -------------------------------------------------------------
                            A106     6       2,026        89.37
                   -------------------------------------------------------------
                            A107     7       1,889        83.25
                   -------------------------------------------------------------
                            A108     8       2,072        91.31
                   -------------------------------------------------------------
                            A109     9       2,035        89.68
                   -------------------------------------------------------------
                            A110    10       2,134        94.05
                   -------------------------------------------------------------
                            A111    11       2,860       126.04
                   -------------------------------------------------------------
                            A112    12       1,506        66.37
                   -------------------------------------------------------------
                            A113    13       1,328        58.53
                   -------------------------------------------------------------
                            A114    14       1,342        59.14
                   -------------------------------------------------------------
                            A115    15       1,327        58.48
                   -------------------------------------------------------------
                            A116    16       1,506        66.37
                   -------------------------------------------------------------
                            A117    17       3,235       142.57
                   -------------------------------------------------------------
                            A118    18       2,006        88.41
                   -------------------------------------------------------------
                            A119    19       1,889        83.25
                   -------------------------------------------------------------
                            A120    20       2,073        91.36
                   -------------------------------------------------------------
                            A121    21       2,604       114.76
                   -------------------------------------------------------------
                            A122    22       2,117        93.30
                   -------------------------------------------------------------
                            A123    23         927        40.85
                   -------------------------------------------------------------

                   -------------------------------------------------------------
                            A202    24       1,977        87.13
                   -------------------------------------------------------------
                            A203    25       1,493        65.80
                   -------------------------------------------------------------
                            A204    26       1,542        67.96
                   -------------------------------------------------------------
                            A205    27       1,228        54.12
                   -------------------------------------------------------------
                            A211    28       3,053       134.55
                   -------------------------------------------------------------
                            A212    29       1,604        70.69
                   -------------------------------------------------------------
                            A213    30       1,107        48.79
                   -------------------------------------------------------------
                            A214    31       1,107        48.79
                   -------------------------------------------------------------
                            A215    32       1,107        48.79
                   -------------------------------------------------------------
                            A216    33       1,604        70.69
                   -------------------------------------------------------------
                            A217    34       3,427       151.03
                   -------------------------------------------------------------
                            A221    35       2,775       122.30
                   -------------------------------------------------------------
                            A223    36       1,181        52.05
                   -------------------------------------------------------------

                   -------------------------------------------------------------
3833 Henning Dr.            D101    37       1,758        77.48
                   -------------------------------------------------------------
                            D102    38       1,188        52.36
                   -------------------------------------------------------------
                            D103    39       1,188        52.36
                   -------------------------------------------------------------
                            D104    40       2,150        94.75
                   -------------------------------------------------------------
                            D105    41       2,171        95.68
                   -------------------------------------------------------------
                            D106    42       1,580        69.63
                   -------------------------------------------------------------
                            D107    43       1,184        52.18
                   -------------------------------------------------------------

                   -------------------------------------------------------------
                            D201    44       1,841        81.13
                   -------------------------------------------------------------
                            D202    45       1,273        56.10
                   -------------------------------------------------------------
                            D203    46       1,273        56.10
                   -------------------------------------------------------------
                            D204    47       2,288       100.83
                   -------------------------------------------------------------
                            D205    48       2,253        99.29
                   -------------------------------------------------------------
                            D206    49       1,592        70.16
                   -------------------------------------------------------------
                            D207    50       1,504        66.28
                   -------------------------------------------------------------


                       Total Entitlement    89,737

                       Total Monthly Budget          3,954.75
                       Total Annual Budget          47,457.00

                       Average Annual Fee per Square Foot of Unit Area     $0.53

                                     FORM D

                              TENANT'S UNDERTAKING
                                  (Section 46)



             ______________________________________________________
                          (Name of Strata Corporation)

TO:     The Owners, Strata Plan LMS 3179
                                --------

RE:     Strata Lot # 16     Unit # 116
                    -----         ------

I have agreed (or am about to agree) with the owner of this strata lot to rent it from month to month (for a period of _____ years) from ____________________, 19______, and do jointly and severally covenant with you that I shall at all times during the period of my tenancy (lease) comply with the provisions of the condominium Act, and any House Rules, Regulations or Bylaws, all as amended from time to time, in so far as they affect me as tenant and occupier of the strata lot.

WITNESS:                                  TENANT:

___________signature_________________     ______________________________________
(NAME OF WITNESS)                         (NAME OF TENANT) PLEASE PRINT


_____________________________________     ______________________________________
(ADDRESS)                                 HOME PHONE NO.      WORK PHONE NO.


___________signature_________________     ______________________________________
(SIGNATURE)                               (SIGNATURE)

THE ADDRESS TO WHICH ANY NOTICES TO THE REGISTERED OWNER OF THE STRATA LOT SHALL BE DELIVERED IS:

_______________________________________________________________________________


_______________________________________________________________________________

Exhibit 10.2


                                LETTER OF INTENT

This Letter of Intent is entered into on this 25th day of January, 2001, between Cantronics Corporation, a Nevada Corporation ("CNTR" or the "Buyer") and Ron Newport owned companies as defined below ("RON" or the "Seller"), and collectively known as the "Parties."

WHEREAS, Ron Newport is the owner or beneficial owner of the following companies:
     Condition Monitoring Training Institute Inc (CMTI)., Kamloops, BC, Canada Academy of Infrared Thermography, Inc.(AIRT), Bellignham, Washington, US Associated Condition Monitoring Technologies Inc. (Associated), 13C, Canada Cybernet Media Corporation (Cybernet), 13C, Canada
     583273 BC Ltd DBA Infraview (Infraview), 13C, Canada; collectively as a group referred as RON

WHEREAS both CNTR and RON desire to merger their business together under CANTRONICS
Corporation.

WHEREAS, the Parties to the within transaction in executing this Letter of Intent desire to enter into a definitive written Acquisition Agreement followed by a merger for stock by and between the two Parties subject to the satisfactory completion of the CNTR's ongoing investigation of RON's business, as well as approval by CNTR's Board of Directors in addition to the investigation by RON of CNTR's business and approval by the Board of Directors of RON.

NOW THEREFORE, in consideration of the above representations the Parties to the within transaction agree as follows:

1. AGREEMENT

The parties have reached following agreement:

1. CNTR will issue to Ron Newport or his assignees 2.75 million shares of its common stock in exchange for the following: 100% ownership of Condition Monitoring Training Institute Inc., 100% ownership of Academy of Infrared Thermography, Inc.; and all tangible assets of Associated Condition Monitoring technologies Inc., Cybernet Media Corporation, and 583273 BC Ltd. DBA Infraview. In addition to the shares, RON will be entitled to an annual royalty payment for 5 years at a rate equals to 5% of the revenue generating from those courses currently offered by RON.
2. CNTR common stock issued to RON and his assignees are conditional on a) the net tangible assets of the two companies - CMTI and AIRT are maintained at the level as shown on financial statements as of Oct. 31, 2000; b) the businesses have been operated normally with no adverse effect to the values of these business. These shares are subject to a 3 year holdup period for
     1.5 million shares and 5 year holdup for 1.25 million shares.
3. Ron needs to be responsible for any tax and legal aspects regarding these companies and intercompany holdings.
4. Ron shall accept Employment with CNTR or its Canadian operating subsidiary for 5 years with option to extend it up to an additional 5 years on positions and duties assigned. Detailed Employment contract to be arranged. As an employee of CNTR or its Canadian subsidiary, Ron Newport will receive in salary payable 75,000.00 in cash and 25,000.00 in shares. Ron Newport

Page ii

     will also be entitled to management bonus, stock option and other employee benefits with detailed to be specified on Ron Newport's employment agreement.
5. Ron needs to clear up the intercompany loans and the business of Associated, Cybernet and Infraview are to be wound down and liquidated.
6. Dennis Hewins will continue to manage the business of CMTI and AIRT. The business scope of these companies will be extended to manage the Information side of the CNTR's business including but not limited to Infrared Thermography training, Other Condition Monitoring technologies training & website information exchange.
7. Ron Newport will have access to the courses materials developed by AIRT and CMTI after 3 years once he is no longer with the CNTR.
8. Ron and Dennis are to run the business of the two companies diligently before the final closing. If there is any adverse condition developing, should inform Cantronic immediately.
9. Ron and Dennis should disclose any existing long term contract and should refrain from entering any long term contract and major purchase commitment for the companies.

The payment of the consideration shall follow the following schedule:

     a. Within three business days of the Parties signing of the Letter of Intent a definitive acquisition and merger agreement shall be prepared by Buyer's counsel and forwarded to Seller for review;
     b. Buyer's counsel and Seller's counsel shall coordinate the exchange of due diligence documents to be outlined in the Merger Agreement;
     c. The closing for the Merger shall be set for 1:00 PM on February 2, 2001 at Cantronic Systems Inc. Burnaby corporate office.

2. REPRESENTATIONS AND WARRANTIES OF BUYER AND SELLER

     a. Representations of Seller: Seller shall make comprehensive representations and warranties to the Buyer in the Acquisition Agreement, and would provide comprehensive covenants, indemnities and other protections for the benefit of the Buyer;
     b. Representations of the Buyer: Buyer shall make comprehensive representations and warranties to the Seller in the Acquisition Agreement, and would provide comprehensive covenants, indemnities and other protections for the benefit of the Seller.

3. ACCESS

     During the period from the date of signing of this Letter of Intent until the closing date for the Merger Agreement, the Seller shall afford the Buyer full and free access to its personnel, properties, contracts, books and records, and any and all other relevant documents entered into by Seller during the ordinary course of business from the Seller's date of incorporation. During the period from the date of signing of this Letter of Intent until the closing date for the Merger Agreement, the Buyer shall afford the Seller full and free access to its personnel, properties, contracts, books and records, and any and all other relevant documents entered into by Buyer during the ordinary course of business from the Buyer's date of incorporation.

Page iii

4. EXCLUSIVE DEALING

     Subsequent to the signing of the within Letter of Intent and extending until February 2 "d , 2001, the closing the Parties agree to:

     a. Buyer will not and will not cause Seller to, directly or indirectly through any representative or otherwise, solicit or entertain offers from, negotiate with or in any manner encourage, discuss, accept, or consider any proposal of any other person relating to the acquisition of the Shares, Seller's assets or business, in whole or in part, whether directly or indirectly, through purchase, merger, consolidation, or otherwise (other than transactions in the ordinary course of business such as sale of inventory);

     b. Seller shall immediately notify the Buyer regarding any contact by and between the Buyer and Seller, or their respective representatives and any other person regarding any such offer of proposal or any related inquiry.

5. CONDUCT OF BUSINESS

     During the period from the Signing of the Letter of Intent and the Closing for the Merger Agreement both Buyer and Seller agree to operate their businesses in the ordinary course of business and to refrain from any extraordinary transactions such as:
    a. Sales of stock and/or issuance of stock by either Buyer or Seller;
    b. Acquisition and/or sale of assets that would significantly affect the post-merger value of the merged entity.

6. CONFIDENTIALITY

     Except and as to the extent required by law, the Buyer will not disclose or use, and will direct its representatives not to disclose or use to the detriment of the Seller, any Confidential Information with respect to the Seller furnished, or to be furnished, by Seller or its representatives to the Buyer or its representatives at any time or in any manner other than in connection with its evaluation of the transaction proposed in this letter. For purposes of this Paragraph, "Confidential Information" means any information stamped "Confidential" or identified in writing as such to the Buyer by the Seller promptly following its disclosure, unless (a) such information is already known to the Buyer or its representatives or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of the Buyer or its representatives, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the possible Acquisition, or (c) the furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings. Upon the written request of the Seller, the Buyer will promptly return to the Seller or destroy any Confidential Information in its possession and certify in writing to the Seller that it has done so.

Page iv

7. DISCLOSURE

     Except as and to extent required by law, without the prior written consent of the other Party, neither the Buyer nor Seller will, and each will direct its representatives not to make, directly or indirectly, any public comment, statement, or communication with respect to, or otherwise to disclose or to permit the disclosure of the existence of discussions regarding a possible transaction between the Parties or any of the terms, conditions, or other aspects of the transaction proposed in this letter. If a Party is required by law to make any such disclosure, it must first provide to the other Party the content of the proposed disclosure, the reasons that such disclosure is required by law, and the time and place that the disclosure will be made. The parties recognize and agree that Seller is entitled to make disclosures concerning this possible Acquisition.

8. COSTS

     The Buyer and Seller will be responsible for and bear all of their own costs and expenses (including any broker's or finder's fees and the expenses of its representatives) incurred at any time in connection with pursuing or consummating the Possible Acquisition/Merger.

9. ENTIRE AGREEMENT

     The Binding Provisions constitute the entire agreement between the parties, and supersede all prior oral or written agreements, understandings, representations and warranties, and courses of conduct and dealing between the parties on the subject matter hereof.

10. MODIFICATION

     This Letter of Intent and any subsequent agreements may only be modified by an instrument in writing duly executed and approved by the parties herein.

11. GOVERNING LAW

     This Agreement shall be governed by the Laws of the State of Nevada.

12. DISPUTES

     The parties herein agree that the in the event of legal action brought by either party to enforce the provisions of this Letter of Intent that said action shall be brought in the State of Nevada, County of Clark or the appropriate United States District Court for the District of Nevada located in Clark County, Nevada. The parties consent to the jurisdiction of such courts in any action or proceeding and waives any objection to venue laid therein.

13. TERMINATION

Page v

     Either party to the within Letter of Intent has the right to terminate this agreement at any time prior to February 2nd, 2001 upon written notice, unilaterally, for any reason or no reason, with or without cause at any time. Upon termination of the Binding Provisions, the parties will have no further obligations hereunder.

14. COUNTERPARTS

     This Letter of Intent may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Letter and all of which, when taken together, will be deemed to constitute one and the same agreement.

15. NO LIABILITY

     The paragraphs and provisions of this Letter do not constitute and will not give rise to any legally binding obligation on the part of any of the Parties until such time as the Parties enter into a definitive Acquisition Agreement.

     If you are in agreement with the foregoing, please sign and return one copy of this letter agreement, which thereupon will constitute our agreement with respect to the subject matter.

Very truly yours,

CANTRONICS CORPORATION

By:      /s/ James Zahn
   -----------------------
     James Zahn
     President

Duly executed and agreed as to the Binding Provisions on   Jan 25th     , 2001.
                                                         ---------------

RON Newport and companies

By:     /s/ Ron Newport
   -------------------------------
Name:          RON NEWPORT
     -----------------------------
Title:     Owner
     -----------------------------

Duly executed and agreed as to the Binding Provisions on   Jan 25th     , 2001
                                                         ---------------

Exhibit 21.1

LIST OF SUBSIDIARIES OF CANTRONICS CORPORATION

Cantronic Systems Inc.
116-3 823 Henning Drive
Burnaby, British Columbia
Canada
V5C 6P3

Tel:  (604) 294-6588
Fax:  (604) 294-6518

Condition Monitoring Training Institute, Inc.
2955 Westsyde Road
Kamloops, British Columbia
Canada
V2B 7E7

Tel:  (250) 579-7677
Fax:  (250) 579-5390

Academy of Infrared Thermography, Inc.
177 Telegraph Road, Suite 720
Bellingham, WA
USA
98226

Tel:  (360) 676-1915

                                   Cantronics
                                   Corporation
                                   (formerly Solo &
                                   Hurst, Inc.)

                                   Consolidated Financial Statements

                                   For the years ended January 31, 2001 and
                                   2000
                                   (Amounts stated in US Dollars)

                                         F-2
                                   Cantronics Corporation
                                   (formerly Solo & Hurst, Inc.)

                                   Consolidated Financial Statements

                                   For the years ended January 31, 2001 and 2000 (Amounts stated in US Dollars)

                                                                        Contents
--------------------------------------------------------------------------------

Independent Auditors' Report

Consolidated Financial Statements

   Balance Sheets

   Statements of Operations

   Statements of Changes in Stockholders' Deficit

   Statements of Cash Flows

   Summary of Significant Accounting Policies

   Notes to the Financial Statements

================================================================================
                                                    Independent Auditors' Report
--------------------------------------------------------------------------------

To the Directors and Stockholders of
Cantronics Corporation (formerly Solo & Hurst, Inc.)

We have audited the Consolidated Balance Sheets of Cantronics Corporation (formerly Solo & Hurst, Inc.) as at January 31, 2001 and 2000 and the Consolidated Statements of Operations, Changes in Stockholders' Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

/s/ BDO DUNWOODY LLP

Chartered Accountants

Vancouver, Canada
April 7, 2001

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                                     Consolidated Balance Sheets
                                                  (Amounts stated in US Dollars)

January 31                                                2001         2000
                                                           (a)
--------------------------------------------------------------------------------

Assets
Current
     Cash                                              $    86,035  $      -
     Short-term deposits                                   185,189      363,535
     Investments (Note 4)                                  242,078         -
     Accounts receivable (Note 11)                          98,386      369,307
     Inventory                                             145,843         -
     Prepaid expenses                                        2,001         -
                                                       ------------------------

                                                           759,532      732,842

Property and equipment (Note 5)                             63,037       64,141
Deferred income taxes (Note 10)                             29,041       16,790
                                                       ------------------------
                                                       $   851,610  $   813,773
================================================================================

Liabilities and Stockholders' Deficit

Liabilities

Current
     Bank overdraft (Note 3)                           $      -     $    19,489
     Accounts payable                                      170,193      360,377
     Accrued liabilities                                    55,272        7,054
     Customer deposits                                     383,240      259,179
     Due to related parties (Note 6)                       281,826      272,130
                                                       ------------------------
                                                           890,531      918,229
                                                       ------------------------

Stockholders' deficit
Share capital
     Authorized
        5,000,000    preferred shares with a par value
                     $0.001 each
       90,000,000    common shares with a par value
                     $0.001 each
     Issued
       60,000,000    (2000 - 59,000,000) common
                     shares                                 60,000       59,000
     Distributions in excess of par value                  (59,865)     (58,865)
     Accumulated deficit                                   (54,213)    (101,454)
     Accumulated other comprehensive income (loss)          15,157       (3,137)
                                                       ------------------------
                                                           (38,921)    (104,456)
                                                       ------------------------
                                                       $   851,610  $   813,773
================================================================================

(a) Represents the financial position of Cantronic Systems Inc. (Note 2)

   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                           Consolidated Statements of Operations
                                                  (Amounts stated in US Dollars)

For the years ended January 31                            2001         2000 a
--------------------------------------------------------------------------------

Sales (Note 11)                                        $ 1,113,392  $ 1,618,656

Cost of sales                                              785,897    1,343,685
                                                       ------------------------

Gross profit                                               327,495      274,971

Expenses
     Advertising and promotion                               2,699        1,119
     Depreciation                                           18,230       14,240
     Office and miscellaneous                               23,997       11,949
     Professional fees                                      72,218        6,891
     Rent                                                   27,378       47,916
     Research and development (Note 8)                      56,315       47,165
     Travel and business development                        15,690       16,345
     Wages and employee benefits                            89,476       42,060
                                                       ------------------------

                                                           306,003      187,685
                                                       ------------------------

Income from operations                                      21,492       87,286
Other income
     Realized gain on sale of investments                   13,604         -
                                                       ------------------------

Income before income taxes                                  35,096       87,286

Income taxes - deferred (recovery) (Note 10)               (12,145)      22,142

Net income for the year                                $    47,241  $    65,144
================================================================================

Earnings per share                                     $     0.001  $     0.001
                                                       ========================

Weighted average shares outstanding                     59,117,808   59,000,000
================================================================================

(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
   Statements of Changes in Stockholders' Deficit (Amounts stated in US Dollars)

                                                                                                  Accumulated
                                                                                                        Other
                                                                 Distributions                   Comprehensive             Total
                                      Common Stock                   in excess     Accumulated          Income     Stockholder's
                                  Shares        Amount            of par value         Deficit          (Loss)           Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1999                1    $        135    $        -           $   (166,598) $     2,218       $    (164,245)
Adjustment to reflect the
 recapitalization of Cantronic
 Systems Inc. (Note 2)          58,999,999          58,865          (58,865)               -            -                   -
                                ------------------------------------------------------------------------------------------------
                                59,000,000          59,000          (58,865)           (166,598)       2,218            (164,245)
                                                                                   ---------------------------------------------
Net income for the year               -               -                -                 65,144         -                 65,144
Foreign exchange translation
 adjustment                           -               -                -                   -          (5,355)             (5,355)
                                                                                   ---------------------------------------------
   Total comprehensive income         -               -                -                 65,144       (5,355)             59,789
                                ------------------------------------------------------------------------------------------------
Balance, January 31, 2000       59,000,000          59,000          (58,865)           (101,454)      (3,137)           (104,456)
Adjustment for the stockholders'
 equity of the Company at the
 acquisition date (Note 2)       1,000,000           1,000           (1,000)               -            -                   -
                                60,000,000          60,000          (59,865)           (101,454)      (3,137)           (104,456)
                                                                                   ---------------------------------------------
Net income for the year               -               -                -                 47,241         -                 47,241
Foreign exchange translation
 adjustment                           -               -                -                   -             275                 275
Unrealized gains on
 avail able-for-sale securities
 (net of $5,231 of deferred
 income taxes) (Note 4)               -               -                -                   -          18,019              18,019
                                                                                   ---------------------------------------------
   Total comprehensive income         -               -                -                 47,241       18,294              65,535
                                ------------------------------------------------------------------------------------------------
Balance, January 31, 2001       60,000,000    $     60,000    $     (59,865)       $    (54,213) $    15,157       $     (38,921)
=================================================================================================================================

   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                           Consolidated Statements of Cash Flows
                                                  (Amounts stated in US Dollars)

For the years ended January 31                            2001         2000 a
                                                           (a)
--------------------------------------------------------------------------------

Cash provided by (used in)
Operating activities
     Net income for the year                           $    47,241  $    65,144
     Adjustments to reconcile net income for the
     year to cash flows provided by operating
     activities
       Depreciation                                         18,230       14,240
       Deferred income taxes (recovery)                    (12,145)      22,142
       Gain on sale of investments                         (13,604)        -
       Loss on disposal of property and equipment            2,749         -
     (increase) decrease in assets
       Accounts receivable                                 259,318     (313,053)
       Inventory                                          (146,720)        -
       Prepaid expenses                                     (2,014)       1,543
     Increase (decrease) in liabilities
       Accounts payable                                   (184,503)     200,340
       Accrued liabilities                                  48,640        2,065
       Customer deposits                                   138,859      143,453
                                                       ------------------------
                                                           156,051      135,874
                                                       ------------------------

Investing activities
     Purchase of property and equipment                    (34,720)     (38,095)
     Purchase of available-for-sale securities            (358,899)        -
     Proceeds on sale of property and equipment              2,483         -
     Proceeds on sale of available-for-sale securities     152,360         -
                                                       ------------------------
                                                          (238,776)     (38,095)
                                                       ------------------------

Financing activities
     Advances from related parties                          60,812       68,510
     Repayment of advances from related parties            (31,240)     (72,124)
     Bank overdraft                                        (19,033)      19,033
                                                       ------------------------
                                                            10,539       15,419
                                                       ------------------------

(Decrease) increase in cash and equivalents                (72,186)     113,198
Effect of foreign exchange on cash and equivalents         (20,125)      13,453
Cash and equivalents, beginning of year                    363,535      236,884
                                                       ------------------------
Cash and equivalents, end of Year                      $   271,224  $   363,535
================================================================================

Represented by:
     Cash                                              $    86,035  $      -
     Short term deposits                                   185,189      363,535
                                                       ------------------------
                                                       $   271,224  $   363,535
================================================================================

Supplemental Information (Note 12)
(a) Represents the cash flows of Cantronic Systems Inc. (Note 2)

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                      Summary of Significant Accounting Policies

January 31, 2001 and 2000
--------------------------------------------------------------------------------

Basis of Presentation          These consolidated financial statements are
                               stated in US dollars and are prepared in accordance with United States generally accepted accounting principles. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiary, Cantronic Systems
                               Inc. All significant intercompany transactions are eliminated on consolidation.

                               In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the year ended January 31, 2000 are those of Cantronic Systems Inc. All per share information for 2000 reflects the recapitalization.

                               The Company has adopted the January 31 fiscal year end of Cantronic Systems Inc.

Foreign Currency Translation   The Company's operations are substantially
                               through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in US dollars for comparison purposes with other industry competitors registered with the
                               Securities and Exchange Commission ("SEC") in the
                               United States.  Assets and liabilities
                               denominated in Canadian dollars are translated to US dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to US dollars using the average rate of exchange for the respective period. Gains and losses on exchange are recorded as comprehensive income (loss) and are reported separately in Stockholders' Equity.

                               The Company also conducts transactions in currencies other than the Canadian dollar. These amounts are translated as follows: Transactions are translated at the rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are then translated using the rate in effect at the year end date. The resulting gain or loss from foreign currency transactions is charged to the Statement of Operations.

Use of Estimates               The preparation of financial statements in
                               accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Financial Instruments          The Company's financial assets and liabilities
                               consist of cash, short-term deposits,
                               investments, accounts receivable, bank overdraft, accounts payable, accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                      Summary of Significant Accounting Policies

January 31, 2001 and 2000
--------------------------------------------------------------------------------

Financial Instruments -
Continued                      instruments.  The fair value of these financial
                               instruments approximates their carrying values due to the short term or demand nature of these assets and liabilities.

Cash Equivalents               The Company considers all highly liquid
                               investments with an original maturity of three months or less to be cash equivalents.

Investments                    Available-for-sale securities are carried at fair
                               market value with unrealized holding gains and losses included in stockholder's equity. Realized gains and losses are determined on an average cost basis when securities are sold.

Inventory                      Inventory, consisting of finished goods purchased
                               for resale and raw materials, is stated at the lower of cost and net realizable value. Cost is generally determined on the first-in, first-out basis.

Property and Equipment         Property and equipment is stated at cost less
                               accumulated depreciation. Depreciation based on the estimated useful lives of the assets, is calculated at the following rates:

                               Demonstration equipment - 20% diminishing-balance
                                                             basis
                               Furniture and fixtures  - 20% diminishing-balance
                                                             basis
                               Computer equipment      - 30% diminishing-balance
                                                             basis
                               Automotive equipment    - 30% diminishing-balance
                                                             basis

                               Leasehold improvements are depreciated over the remaining term of the underlying premises lease which approximates its estimated useful life.

Impairment of
Long-Lived Assets              On a quarterly basis, the Company evaluates the
                               future recoverability of its property and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived
                               Assets to be Disposed of'. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during the years ended
                               January 31, 2001 and 2000.

Revenue Recognition            Revenue is recognized when goods are shipped to
                               customers which is when title to the goods passes.

Advertising                    The Company follows the provisions of Statement
                               of Position 93-7 in accounting for the costs of advertising. Advertising costs are charged to expense in the period incurred.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                      Summary of Significant Accounting Policies

January 31, 2001 and 2000
--------------------------------------------------------------------------------

Research and Development       Research and development costs, which include the
                               cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. Research and development costs are reduced by related government assistance in the year received.

Income Taxes                   The Company follows the provisions of SFAS No.
                               109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. As a result of the share exchange which occurred in December
                               2000, the Company's operating subsidiary no longer qualifies for available tax rate reductions in Canada for Canadian -controlled private companies.

Earnings Per Share             Earnings per share is computed in accordance with
                               SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period.
                               Weighted average common shares outstanding for the year ended January 31, 2000 is presented on a pro-forma basis after giving effect to the reverse acquisition described in Note 2.

                               For each of the periods covered by these financial statements there were no common equivalent shares granted or outstanding.

New Accounting
Pronouncements                 In June 1998, SFAS No. 133, "Accounting for
                               Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                               (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                      Summary of Significant Accounting Policies

January 31, 2001 and 2000
--------------------------------------------------------------------------------

New Accounting
Pronouncements - Continued     Historically, the Company has not entered into
                               derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard on February 1, 2001 did not affect the Company's financial statements.

                               In July 2000, the Emerging Issues Task Force
                               ("EITF") reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs", which requires that freight charges billed to customers be included in net sales. The Consensus is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Adoption of the standard did not affect the Company's financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


1.  Nature of Business

    The Company was incorporated under the laws of the State of Nevada as Solo & Hurst, Inc., and was inactive until its acquisition of Cantronic Systems Inc. ("Cantronic"). In December 2000, the Company acquired Cantronic through a share exchange agreement with the stockholder of Cantronic, which resulted in Cantronic becoming a wholly-owned subsidiary of Solo & Hurst, Inc. (Note
    2). Concurrent with the acquisition, Solo & Hurst, Inc. changed its legal name to Cantronics Corporation. The Company is engaged in the operation of manufacturing, designing and marketing industrial electro-optics and condition monitoring equipment through its Canadian subsidiary Cantronic.

--------------------------------------------------------------------------------

2.  Reverse Acquisition

    Effective December 18, 2000, the Company (then inactive) closed a share exchange agreement whereby the Company acquired the only issued and outstanding share of Cantronic. In exchange, the stockholders controlling 98% of the common stock of the Company transferred to the stockholder and affiliates of Cantronic 59 million issued and outstanding shares of the Company's common stock. Cantronic was incorporated in British Columbia, Canada on February 28, 1997.

    The transaction was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Cantronic. The value assigned to common stock of the Company on the acquisition was based on the fair value of the net assets of the Company at the date of acquisition of $Nil.

    Unaudited pro-forma income (loss), as if the share exchange occurred on February 1, 1999, equals the income (loss) reported in these financial statements because the Company was inactive since its incorporation in 1998 until the acquisition of Cantronic.

    Pursuant to the share exchange agreement, the Company committed to issue 75,000 shares of non-forfeitable, fully vested common stock in exchange for consulting services in connection with the reverse acquisition. These shares were issued on March 19, 2001 and were recorded at proceeds equal to the par value of the common stock consistent with the value assigned to the shares exchanged on recapitalization which was believed to be fair market value at the transaction date.

--------------------------------------------------------------------------------

3.  Bank Overdraft

    The bank overdraft was due on demand, bearing interest at the bank's prime rate, calculated and payable monthly. It was collateralized by a general security agreement covering all assets except real property and a hypothecation of bank deposits with a minimum balance of Euro125,000.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


4.  Investments

    Investments consist of available-for-sale equity securities acquired during the year and are summarized as follows:

                                                    2001          2000
                                                -------------------------
    Cost                                        $   218,828  $       -
    Gross unrealized gains                           23,250          -
                                                -------------------------

    Market value                                $   242,078  $       -
                                                =========================

    Subsequent to January 31, 2001 the Company sold the above investments for proceeds of approximately $236,000.

    The Company recorded gross comprehensive income related to unrealized gains on available-for-sale securities of $36,854, before transferring $13,604 to income upon realization.

--------------------------------------------------------------------------------

5.  Property and Equipment

                                               2001                         2000
                            ----------------------------------------------------
                                        Accumulated                  Accumulated
                              Cost     Depreciation        Cost     Depreciation
                            ----------------------------------------------------
Demonstration equipment     $   50,747 $   17,295    $   35,938    $   10,310
Computer equipment              17,401      6,854        11,397         3,936
Automotive equipment            11,122      2,502        32,890         6,525
Furniture and fixtures           9,743      3,012         6,509         1,822
Leasehold improvements           4,097        410          -             -
                            ----------------------------------------------------
                                93,110     30,073        86,734        22,593
                            ----------------------------------------------------
Net book value                         $   63,037                  $   64,141
                                       =========================================

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


6.  Related Party Transactions

    The following table summarizes the Company's related party transactions for the years:

                                                           2001          2000
                                                       -------------------------
    Sales to Beijing Saisiai M & E Equipment Co. Ltd.,
    ("BSME", a foreign company significantly
    influenced by a director of the Company)           $   254,301  $   168,109

    Sales to Shanghai Saisiai Scientific Instrument
    Co. Ltd., ("SSSI", a foreign company significantly
    influenced by a director of the Company)           $    28,190  $      -

    Engineering, technical, marketing and other
    services paid or payable to BSME.                  $   146,901  $   138,913

    These transactions are in the normal course of operations and are measured at the exchange value (the amount of consideration established and agreed to by the related parties). BSME performs various services for the Company. Additionally, the Company sells its products to BSME. Pursuant to an agreement dated February 1, 1999, cancellable at any time on sixty days notice, the Company sells products to BSME at a price equal to the Company's cost plus 7.5%

    The following transactions not in the normal course of operations are measured at carrying value:

    Assumption of amount due to CSI Industrial
    Systems Ltd. (a company controlled by a
    director of the Company)                           $     6,855  $   137,025

    Purchase of property and equipment
    from CSI Industrial Systems Ltd.                   $     6,712  $      -

    Sale of property and equipment to
    a director of the Company                          $    16,779  $      -

    At the end of the year, the amounts due from (to) related parties are as follows:

    BSME - included in accounts receivable (payable)   $    55,804  $   (93,348)
                                                       =========================

    SSSI - included in accounts receivable             $    28.190  $      -
                                                       =========================

    Directors                                          $  (281,826) $  (272,130)
                                                       =========================

    Amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

--------------------------------------------------------------------------------

7.  Common Stock

    On January 31, 2001 the Company split its common stock on a one-to-twenty basis. All references in these financial statements to the number of shares are stated on a post-split basis. Per share amounts have been restated for the stock split.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


8.  Research and Development

    The Company expensed the following research and development costs net of grants received:

                                                           2001          2000
                                                       -------------------------
    Salaries                                           $    25,663  $    12,410
    Materials                                               44,534       40,000
    Government grants                                      (13,882)      (5,245)
                                                       -------------------------
                                                       $    56,315       47,165
                                                       =========================

--------------------------------------------------------------------------------

9.  Commitments

    The Company has an operating lease for its premises at approximately $1,384 per month, expiring in July 2001. The minimum annual lease payments for fiscal 2002 in connection with this lease are $8,304.

    The Company is presently negotiating a lease for a new and larger premises.

--------------------------------------------------------------------------------

10. Income Taxes

    The tax effects of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:

                                                           2001          2000
                                                       -------------------------
    Tax loss carryforwards                             $    37,684  $    17,573
    Property and equipment                                   6,946         (783)
    Investments                                             (5,231)        -
    Investment tax credits                                 (10,358)        -
                                                       -------------------------
                                                       $    29,041  $    16,790
                                                       =========================

    Deferred income taxes resulting from temporary differences on unrealized gains on the Company's available-for-sale securities are recorded as comprehensive income.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


10. Income Taxes -Continued

The provision for income taxes reconciles to the amount estimated using the federal US statutory income tax rate of 34% as follows:

                                                           2001          2000
                                                       -------------------------
    Provision at federal statutory rate                $    11,933  $    29,677
    Effect of difference in Canadian tax rates               4,411       10,474
    Small business rate deduction                           (8,224)     (18,009)
    Permanent differences                                    1,543         -
    Effect of restatement of deferred income tax
     assets for increased Canadian tax rates
     expected in future periods                            (21,808)        -
                                                       -------------------------
                                                       $   (12,145) $    22,142
                                                       =========================

    The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. No valuation allowance has been recognized in these consolidated financial statements.

--------------------------------------------------------------------------------

11. Sales and Credit Concentration

    During the years ended January 31, 2001 and 2000, the Company manufactured, designed and sold industrial electro-optics and condition monitoring equipment to customers substantially located in Asia. The Company has determined that it operated in one reporting segment.

    Pursuant to sales contracts, approximately 74% of total revenue for the year ended January 31, 2001 was derived from four customers individually representing 30%, 23% (related, see Note 6), 11 % and 10% of revenue.

    Pursuant to sales contracts, approximately 75% of total revenue for the year ended January 31, 2000 was derived from five customers individually representing 26%, 19%, 11%, 10% (related, see Note 6) and 9% of revenue.

    Accounts receivable (due in US dollars and French francs) from these customers at the period ends were as follows:

                        2001     - $  55,804
                        2000     - $ 305,000

    Additionally, accounts receivable from one other customer at January 31, 2001 amounted to $28,190 (related, see Note 6). A different customer had $41,572 owing to the Company at January 31, 2000.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                  (Amounts stated in US Dollars)

January 31, 2001 and 2000
--------------------------------------------------------------------------------


12. Supplemental Information - Statement of Cash Flows

a) The following investing and financing activities have been excluded from the Statements of Cash Flows:

                                                           2001          2000
                                                       -------------------------

    Purchase of equipment from a director, amounts
    - unpaid and included in due to related parties    $     6,712  $      -
    Proceeds on sale of automobile to a director,
    - amounts offset against balance due to related
      parties                                          $    16,779  $      -

    b) No income taxes or interest was paid during the years.

--------------------------------------------------------------------------------

13. Subsequent Events

    a) On February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Condition Monitoring Training Institute, Inc. ("CMTI", a British Columbia company) and its wholly-owned subsidiary Academy of Infrared Thermography, Inc. ("AIRT", a Washington state company), in exchange for the issuance of 2,750,000 shares of common stock. The transaction will be accounted for in the first quarter of the Company's 2002 fiscal year using the purchase method of accounting. The acquired companies are in the business of training users in the use of condition monitoring equipment using infrared thermography technology.

        As part of the acquisition, the Company is negotiating a five year employment contract with a manager of CMTI and ART with an option to extend for an additional five years, at an annual salary of CDN $75,000 in cash and CDN $25,000 of shares of common stock.

    b) Subsequent to January 31, 2001, the Company issued a further 418,600 shares of common stock for gross proceeds of approximately $313,000 through a private placement.