Form 10QSB
period 2001-04-30
CANTRONICS CORP
filed 2001-08-09
CIK 1103596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED: April 30, 2001
                            --------------

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 000-29097
                        ---------

                            CANTRONICS CORPORATION
                            ----------------------
              (Exact name of small business issuer in its charter)

Nevada                                                86-0930437
---------------------------                   ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




           63A Clipper Street, Coquitlam, British Columbia, Canada V3K 6X2
           ---------------------------------------------------------------
                       (Address of principal executive offices)

                                   (604) 516-6667
                                   --------------
                           (Issuer's telephone number)

          116 - 3823 Henning Drive, Burnaby, British Columbia, Canada V5C 6P3
          -------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)


   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  [ X ]     No  [   ]

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [   ]     No  [   ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
63,243,600 common shares, as at June 30, 2001
---------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes  [   ]  No  [ X ]

                          PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

      Consolidated Balance Sheet - April 30, 2001
      Consolidated Interim Statements of Operations - Three months ended April 30, 2001 and 2000.

      Consolidated Interim Statement of Changes in Stockholders' Equity (Deficit) - Three months ended April 30, 2001 and 2000.

      Consolidated Interim Statements of Cash Flows - Three months ended April 30, 2001 and 2000.

      Notes to Consolidated Interim Financial Statements - April 30, 2001 and 2000.

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

                                                        April 30     January 31
                                                          2001         2001(a)
--------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Current
   Cash                                               $   496,958   $    86,035
   Short-term deposits                                    402,295       185,189
   Investments                                               -          242,078
   Accounts receivable                                    501,725        98,386
   Inventory                                              126,941       145,843
   Prepaid expenses                                        12,985         2,001
                                                      -------------------------
                                                        1,540,904       759,532
Property and equipment                                    281,705        63,037
Deferred income taxes                                      22,046        29,041
Goodwill (Note 2)                                       1,637,538          -
                                                      -------------------------
                                                      $ 3,482,193   $   851,610
================================================================================

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current
Accounts payable                                      $   406,130   $   170,193
Accrued liabilities                                        77,307        55,272
Customer deposits                                         310,911       383,240
Due to related parties (Note 3)                           289,659       281,826
                                                      -------------------------
                                                        1,084,007       890,531
                                                      -------------------------
Stockholders' equity (deficit)
   Share capital
    Authorized
      5,000,000   preferred shares with a par
                  value $0.001 each
     90,000,000   common shares with a par value
                  $0.001 each
    Issued
     63,243,600   (January 31, 2001 - 60,000,000)
                  common shares                            63,244        60,000
   Additional paid-in capital (Distributions
    in excess of par value)                             2,313,416       (59,865)
   Retained earnings (accumulated deficit)                 23,830       (54,213)
   Accumulated other comprehensive income (loss)           (2,304)       15,157
                                                      -------------------------

                                                        2,398,186       (38,921)
                                                      -------------------------
                                                      $ 3,482,193   $   851,610
================================================================================
(a) Represents the financial position of Cantronic Systems Inc. (Note 2)

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                   Consolidated Interim Statements of Operations
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
For the three months ended April 30                           2001      2000 (a)
--------------------------------------------------------------------------------
Sales (Note 6)                                        $ 1,127,256   $   392,285

Cost of sales                                             789,637       237,711

Gross profit                                              337,619       154,574

Training revenue                                          182,565          -
                                                      -------------------------

                                                          520,184       154,574
                                                      -------------------------

Expenses
   Advertising and promotion                               39,742          -
   Amortization of property and equipment                   8,888         4,602
   Amortization of goodwill                                41,988          -
   Bank charges and interest                                5,269         2,183
   Office and miscellaneous                                31,922           764
   Professional fees                                       23,971         4,850
   Rent                                                    18,508         8,268
   Research and development                                 9,592           247
   Telephone and utilities                                 11,261         2,477
   Training                                                68,518          -
   Travel and business development                         22,116         5,010
   Vehicle                                                  4,880         1,604
   Wages and employee benefits                             74,855        21,239
                                                      -------------------------

                                                          361,510        51,244
                                                      -------------------------
Income from operations                                    158,674       103,330
                                                      -------------------------

Other income (expenses)
   Realized gain on sale of securities                      8,372          -
   Interest and other                                       4,644         4,120
   Foreign exchange gain (loss)                            12,978       (12,170)
                                                      -------------------------
                                                           25,994        (8,050)
                                                      -------------------------

Income before income taxes                                184,668        95,280
                                                      -------------------------
Income taxes
   Current                                                 84,647            98
   Deferred                                                21,978        16,851
                                                      -------------------------

                                                          106,625        16,949
                                                      -------------------------

Net income for the period                             $    78,043   $    78,331
================================================================================

Earnings per share - basic and diluted                $     0.001   $     0.001
                                                      =========================
Weighted average shares outstanding                    62,740,689    59,000,000
================================================================================

(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)


  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
     Consolidated Interim Statement of Changes in Stockholders' Equity (Deficit)
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)

                                                                       Additional
                                                                  Paid-In Capital      Retained     Accumulated           Total
                                                                   (Distributions      Earnings           Other   Stockholders'
                                             Common Stock               in excess  (Accumulated   Comprehensive          Equity
                                             ------------
                                         Shares        Amount        of par value)      Deficit)   Income (Loss)      (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 2001              60,000,000   $     60,000   $    (59,865)   $   (54,213)   $   15,157      $   (38,921)

Issuance of common stock for:
  Acquisition (Note 2(b))               2,750,000          2,750      2,059,750           -             -          2,062,500
  Cash (Note 5)                           418,600            419        313,531           -             -            313,950
  Services (Note 2(a))                     75,000             75           -              -             -                 75
                                       -------------------------------------------------------------------------------------
                                       63,243,600         63,244      2,313,416        (54,213)       15,157       2,337,604
                                                                                   -----------------------------------------
Net income for the period                    -              -              -            78,043          -             78,043

Previously recorded unrealized
  gains realized during the period           -              -              -              -          (18,019)        (18,019)

Foreign exchange translation
  adjustment                                 -              -              -              -              558             558
                                                                                   -----------------------------------------

   Total comprehensive income                                                           78,043       (17,461)         60,582
                                       -------------------------------------------------------------------------------------

Balance, April 30, 2001                63,243,600   $     63,244   $  2,313,416    $    23,830    $   (2,304)     $2,398,186
===============================================================================================================================

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                                   Consolidated Interim Statements of Cash Flows
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
For the three months ended April 30                           2001      2000 (a)
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
   Net income for the period                          $    78,043   $    78,331
   Adjustments to reconcile net income for the
   period to cash flows provided by (used in)
   operating activities
     Amortization of property and equipment                 8,888         4,602
     Amortization of goodwill                              41,988          -
     Deferred income taxes                                 21,978        16,851
     Gain on sale of investments                           (8,372)         -
     Common stock issued for expenses                          75          -
   (Increase) decrease in assets
     Accounts receivable                                 (295,782)      217,925
     Inventory                                             14,910       (69,051)
     Prepaid expenses                                      (6,039)       (2,534)
   Increase (decrease) in liabilities
     Accounts payable                                     210,884       (98,037)
     Accrued liabilities                                   23,547        21,572
     Customer deposits                                    (91,918)      (41,839)
                                                      -------------------------

                                                           (1,798)      127,820
                                                      -------------------------
Investing activities
Purchase of property and equipment                         (3,109)      (11,159)
Cash acquired on acquisitions                              91,825          -
Proceeds on sale of available-for-sale securities         227,200          -
Purchase of available-for-sale securities                    -         (259,589)
                                                      -------------------------
                                                          315,916      (270,748)
                                                      -------------------------
Financing activities
Issuance of common stock                                  313,950          -
Advances from related parties                              15,547          -
Repayment of advances from related parties                 (2,660)       (2,348)
Bank overdraft                                               -          (19,033)
                                                      -------------------------

                                                          326,837       (21,381)
                                                      -------------------------

Increase (decrease) in cash and equivalents               640,955      (164,309)
Effect of foreign exchange on cash and equivalents        (12,926)       11,811
Cash and equivalents, beginning of period                 271,224       363,535
                                                      -------------------------
Cash and equivalents, end of period                   $   899,253   $   211,037
================================================================================
Represented by:
   Cash                                               $   496,958   $   153,600
   Short term deposits                                    402,295        57,437
                                                      -------------------------

                                                      $   899,253   $   211,037
================================================================================

(a) Represents the cash flows of Cantronic Systems Inc. (Note 2) Supplemental Information (Note 8)

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                          Notes to the Consolidated Interim Financial Statements
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
April 30, 2001 and 2000
--------------------------------------------------------------------------------


1.   Basis of Presentation

     The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period ended April 30, 2000 are those of Cantronic Systems Inc. ("Cantronic"). All per share information for 2000 reflects the recapitalization.

     On January 31, 2001 the Company split its common stock on a one-to-twenty basis. All references in these financial statements to the number of shares are stated on a post-split basis. Per share amounts have been restated for the stock split.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

--------------------------------------------------------------------------------

2.   Acquisitions

     a)   Reverse Acquisiton

          Effective December 18, 2000, the Company (then inactive) closed a share exchange agreement whereby the Company acquired the only issued and outstanding share of Cantronic. In exchange, the shareholders controlling 98% of the common stock of the Company transferred to the stockholder and affiliates of Cantronic 59 million issued and outstanding shares of the Company's common stock. Cantronic was incorporated in British Columbia, Canada on February 28, 1997.

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

          Pursuant to the share exchange agreement, the Company issued 75,000 shares of non-forfeitable, fully vested common stock in exchange for consulting services in connection with the reverse acquisition. These shares were recorded at proceeds equal to the par value of the common stock consistent with the value assigned to the shares exchanged on recapitalization which was believed to be fair market value at the transaction date.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                          Notes to the Consolidated Interim Financial Statements
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
April 30, 2001 and 2000
--------------------------------------------------------------------------------


2.   Acquisitions - Continued

     b)   Business Combination

          Pursuant to an agreement dated February 2, 2001, the Company acquired 100% of the issued and outstanding shares of Condition Monitoring Training Institute, Inc. ("CMTI") (a British Columbia company) and CMTI's wholly-owned subsidiary Academy of Infrared Thermography, Inc. ("AIRT") (a Washington state company), in exchange for the issuance of 2,750,000 shares of common stock. These shares were recorded at the estimated fair value of the Company's common stock of $0.75 per share based on a private placement closed in February 2001 (Note 5). Time restriction periods have been placed on the issued common stock as follows: 1,500,000 shares - three year restriction period and 1,250,000 - five year restriction period.

          The purchase was accounted for using the purchase method and was allocated as follows:

          Purchase price
            2,750,000 shares of common stock                       $  2,062,500
                                                                   ------------
          Net assets acquired
            Assets                                                     (449,069)
            Liabilities                                                  66,095
                                                                   ------------

                                                                       (382,974)
                                                                   ------------

          Goodwill                                                 $  1,679,526
                                                                   ------------

          Goodwill is being amortized over its useful life, estimated to be ten years. Goodwill amortization of $41,988 (2000 - $Nil) has been recorded in these financial statements.

     Unaudited pro-forma income as if the above share exchanges occurred on February 1, 2000 is as follows:

                                                   Three months ended April 30
                                                 -------------------------------
                                                             2001         2000

             Revenue                                  $ 1,127,256   $   615,822
             Net income for the period                $    78,043   $   167,195
             Earnings per share - basic and diluted   $     0.001   $     0.003

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                          Notes to the Consolidated Interim Financial Statements
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
April 30, 2001 and 2000
--------------------------------------------------------------------------------


3.   Related Party Transactions

     The following table summarizes the Company's related party transactions during the three month periods ended April 30, 2001 and 2000:

                                                             2001         2000

     Sales to Beijing Saisiai M & E Equipment Co.
     Ltd.,  ("BSME", a foreign company significantly
     influenced by a  director of the Company)        $    63,285   $    27,458

     Engineering, technical, marketing and other
     services paid or payable to BSME.                $   227,188   $    32,312

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

     The following transaction not in the normal course of operations was measured at carrying value:

     Assumption of amount due to CSI Industrial
      Systems Ltd. (a company controlled by a
      director of the Company)                        $      -      $       412

     At the end of the period, the amounts due from (to) related parties are as follows:

                                                         April 30    January 31
                                                             2001          2001
                                                      -------------------------

     BSME - included in accounts receivable           $   102,494   $    55,804
                                                      =========================

     Shanghai Saisiai Scientific Instrument Co.
     Ltd., ("SSSI", a foreign company significantly
     influenced by a  director of the Company) -
     included in accounts receivable                  $    28,190   $    28,190
                                                      =========================

     Directors of the Company                         $  (289,659)  $  (281,826)
                                                      =========================

     Amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

--------------------------------------------------------------------------------

4.   Commitments

     Pursuant to the acquisition agreement (Note 2(b)) the Company is negotiating a five year employment contract with a manager of CMTI and AIRT, with an option to extend for an additional five years, at an annual salary of CDN $75,000 in cash and CDN $25,000 shares of common stock.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                          Notes to the Consolidated Interim Financial Statements
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
April 30, 2001 and 2000
--------------------------------------------------------------------------------


5.   Common Stock

     During the three month period ended April 30, 2001, the Company issued 418,600 shares of common stock for proceeds of $313,950 through a private placement.

--------------------------------------------------------------------------------

6.   Sales and Credit Concentration

     Pursuant to sales contracts, approximately 80% of total revenue for the three months ended April 30, 2001 is derived from one customer.

     Pursuant to sales contracts, approximately 88% of total revenue for the three months ended April 30, 2000 was derived from three customers individually representing 35%, 33%, and 20% of revenue.

     Accounts receivable (due in US dollars and French francs) from these customers at the period ends were as follows:

                  April 30, 2001        -   $   265,530
                  January 31, 2001      -   $    55,804

     Additionally, accounts receivable from two other customers at April 30, 2001 amounted to $102,494 and $28,021 (related, see Note 3).

--------------------------------------------------------------------------------

7.   Segmented Information

     The Company and its subsidiaries operate in Asia, Canada and the United States in one industry segment. CMTI and AIRT, acquired on February 2, 2001, are responsible for the training revenue. Information on the Company's geographical segments is as disclosed below:

                                                             2001          2001
                                                      -------------------------

                Sales
                 Asia                                 $ 1,127,256   $   392,285
                                                      =========================

                Training revenue
                 United States                        $   125,837   $      -
                 Canada                                    56,728          -
                                                      -------------------------

                                                      $   182,565   $      -
                                                      =========================


     The majority of the Company's consolidated assets are located and maintained within Canada.

================================================================================
                                                          Cantronics Corporation
                                                   (formerly Solo & Hurst, Inc.)
                          Notes to the Consolidated Interim Financial Statements
                                                  (Amounts stated in US Dollars)
                                                                     (Unaudited)
April 30, 2001 and 2000
--------------------------------------------------------------------------------


8.   Supplemental Information - Statement of Cash Flows

     a) The following financing activities have been excluded from the Statements of Cash Flows:

                                                             2001          2001
                                                      -------------------------

     Issuance of common stock for acquisition
      (Note 2)                                        $  2,062,500   $     -
     Issuance of common stock for expenses (Note 2)   $         75   $     -

     b) During the three-month period ended April 30, 2001 the Company paid income taxes of $6,452 (2000 - $Nil). No interest was paid during the periods.



Item 2.     Management's Discussion and Analysis

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

Overview

     The Company, through its wholly-owned subsidiaries, Cantronic Systems Inc. ("CSI"), Condition Monitoring Training Institute, Inc. ("CMTI") and Academy of Infrared Thermography, Inc. ("AIRT"), manufactures, distributes, and provides training on electro-optics and condition monitoring equipment for industrial facilities.

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

     The Company was incorporated under the laws of the State of Nevada as Solo & Hurst, Inc., and was inactive until its acquisition of CSI, at which time it changed its name to Cantronics Corporation. As a result of our acquisition of CSI via reverse acquisition on December 18, 2000, our financial statements are presented as a continuation of CSI. Accordingly, financial information pertaining to periods prior to the acquisition is that of CSI. The information set forth below should be read in conjunction with our consolidated interim financial statements appearing elsewhere in this Quarterly Report.

     On February 2, 2001, the Company acquired 100% of the issued and outstanding shares of CMTI (a British Columbia company) and its wholly-owned subsidiary AIRT (a Washington state company). These companies were engaged in the business of training users in the use of infrared thermography technology and the acquisition was completed to complement CSI's existing business. The transaction was accounted for in this quarter using the purchase method of accounting. As a result of the transaction, the Company issued 2,750,000 common shares to the stockholder of CMTI valued at $2,062,500 based on subscription prices for a private placement completed near the acquisition date.


Results Of Operations

Three Months Ended April 30, 2001 compared to Three Months Ended April 30, 2000

     Sales for the quarter ended April 30, 2001 was $1,127,256, a 187% increase over the sales of $392,285 for the quarter ended April 30, 2000. The increase is mainly attributed to the completion and shipping of two large contracts to a customer with a combined sales value of $876,500. The cost of sales as a percentage of sales for the quarters ended April 30, 2001 and April 30, 2000 were 70% and 61% respectively. The increase in cost of sales was due to the increase in cost of materials and labour over the same period last year. Training revenue is mainly attributed to the two subsidiaries acquired in February 2001.

     Gross profit on sales increased by 118% from $154,574 in 2000 to $337,619 in 2001. Despite the increase in cost of sales the increase in gross profit was achieved by increase in the volume of sales.

     The Company's expenses for the quarter ended April 30, 2001 increased by $310,266 from the comparative quarter in 2000 reflecting an increase in salary expense as a result of as increase in the number of full time employees and an increase in the amount of salaries paid to employees of the Company, and an increase in professional fees as a result of the costs associated with the Company's reporting obligations in connection with the acquisition of subsidiaries and increased costs in connection with the audited financial statements of the Company to comply with Securities and Exchange Commission requirements. The increase in advertising and promotion, office and miscellaneous and training expenses were all related to the subsidiaries acquired during the period involved in the training.

     Despite the increase in expenses for the quarter ended April 30, 2001, the income from operations increased by $55,344 from the comparative quarter in 2000.

     Since the acquisitions, the Company's Canadian subsidiaries are no longer eligible for a reduction in applicable Canadian income tax rates, hence the income tax provision for the three-month period ended April 30, 2001 has increased as a percentage of income before income taxes from approximately 18% to 58%. As a result the net income for the three-month period ended April 30, 2001 of $78,043 is consistent with $78,331 recognized for the three-month period ended April 30, 2000.

Liquidity and Capital Resources

     As at April 30, 2001 the Company had working capital of $456,897 as compared to a working capital deficiency of $130,999 at January 31, 2001. Included in working capital is $289,659 (January 31, 2001 - $281,826) of amounts due to a related party which is unsecured, does not bear interest and contains no formal repayment terms. The Company believes that its cash flow from operations will be sufficient to fund its cash requirements through the remainder of the year ended January 31, 2002.

     Net cash used in operating activities during the three months ended April 30, 2001 was $1,798 compared to cash provided by operating activities of $127,820 for the comparative period in 2000. As discussed above, sales for the first quarter of 2001 increased substantially over the comparative period in 2000, which, among other things, has resulted in a $295,782 increase in Accounts Receivable. The effect of this increased receivable was offset by a $210,884 increase in accounts payable. During the comparative period ended April 30, 2000, cash increased substantially due to the net collection of $217,925 of accounts receivable outstanding at January 31, 2000.

     Cash provided by investing activities for the quarter ended April 30, 2001 was $315,196 compared to cash used in investing activities of $270,748 during the comparative period in 2000. During the first quarter of 2001 the Company sold its remaining marketable securities resulting in net proceeds of $227,200. Additionally, the acquisition of the subsidiaries in the first quarter did not result in the use of cash, but rather were completed through the exchange of 2,750,000 shares of common stock valued at $2,062,500. Cash existing in the subsidiaries at the acquisition date was $91,825. During the quarter ended April 30, 2000, CSI invested $259,589 in marketable securities.

     Cash provided by financing activities for the quarter ended April 30, 2001 was $326,837 compared to cash used in financing activities of $21,381 during the comparative period in 2000. Through a private placement completed during the first quarter of 2001, the Company issued 418,600 shares of common stock for gross proceeds of $313,950. Cash used during the period ended April 30, 2000 was primarily to repay a temporary bank overdraft outstanding at January 31, 2000.

     Although the Company believes it has sufficient working capital and will receive sufficient sales from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient sales from operations to meet its actual expenditure requirements.

     In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offer new products and services to end users. If the Company's sales from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures exceed the estimated costs or if events occur that requires additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations.


                       PART II - OTHER INFORMATION

Item 2.     Changes in Securities

     During the quarter ended April 30, 2001, we issued 418,600 shares of our common stock to various parties in connection with a private placement. Total proceeds of $313,950 were received.

     During the quarter ended April 30, 2001, we issued 75,000 shares of our common stock to Jack D. Kelley & Associates and American International Investors, Ltd. (as to 37,500 shares each) pursuant to the merger agreement between Solo & Hurst, Inc. and CSI.


Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits
          None
     b)   Reports on Form 8-K
          The company filed the following reports on form 8-K during the quarter for which this report has been filed.

DATE       DESCRIPTION                      REPORT

03/23/01   CHANGE IN CONTROL                8-K
03/23/01   CHANGE IN ACCOUNTANTS            8-K
03/26/01   OTHER EVENTS                     8-K
03/26/01   OTHER EVENTS                     8-K
03/26/01   OTHER EVENTS                     8-K
04/02/01   FINANCIAL STATEMENTS             8-K
04/20/01   CHANGE IN CONTROL                8-K
04/20/01   FINANCIAL STATEMENTS             8-K/A
04/30/01   CHANGE IN FISCAL YEAR            8-K



                                SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-QSB and has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CANTRONICS CORPORATION

Date: August 08, 2001                              /s/ James Zahn
                                                   -----------------------------
                                                   James Zahn, President