Form 10QSB
period 2001-07-31
CANTRONICS CORP
filed 2001-09-12
CIK 1103596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JULY 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


Commission file Number:  000-29097

                                CANTRONICS CORPORATION
               (Exact name of small business issuer in its charter)

      Nevada                                             86-0930437
      ------                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


        63A Clipper Street, Coquitlam, British Columbia, Canada, V3K 6X2
        ----------------------------------------------------------------
                     (Address of principal executive offices)

                                 (604) 516-6667
                                 --------------
                           (Issuer's telephone number)

      116 - 3823 Henning Drive, Burnaby, British Columbia, Canada, V5C 6P3
      --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer:  (1) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the past 12 months (or for such sorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
63,243,600 common shares, as at August 31, 2001
-----------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

     Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     It is the opinion of Management that the interim financial statements for the six month period ended July 31, 2001 include all adjustments, consisting of normal recurring adjustments which are necessary for fair presentation of information contained in the consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

================================================================================
                                                        July 31,     January 31,
                                                          2001        2001 (a)
--------------------------------------------------------------------------------
                                                      (Unaudited)

CURRENT ASSETS
   Cash                                             $    605,448   $     86,035
   Short-term deposits                                   287,966        185,189
   Investments                                              -           242,078
   Accounts receivable                                   520,277         98,386
   Inventory                                             131,860        145,843
   Prepaid expenses                                       14,476          2,001
                                                    ------------   ------------

Total current assets                                   1,560,027        759,532

Property and equipment                                   275,460         63,037
Deferred income taxes                                     41,863         29,041
Goodwill (Note 2)                                      1,595,550           -
                                                    ------------   ------------

Total assets                                        $  3,472,900   $    851,610
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                 $    329,487   $    170,193
   Accrued liabilities                                     1,958         55,272
   Customer deposits                                     443,821        383,240
   Due to related parties (Note 3)                       296,986        281,826
                                                    ------------   ------------

Total current liabilities                              1,072,252        890,531
                                                    ------------   ------------

Stockholders' equity  (deficiency)
   Share capital
    Authorized
     5,000,000 preferred shares with a par
       value of $0.001
     90,000,000 common shares with a par
       value of $0.001
    Issued
     63,243,600 common shares (January
       31, 2001 - 60,000,000)                             63,244         60,000
   Additional paid-in capital (Distributions
    in excess of par value)                            2,313,416        (59,865)
   Retained earnings (deficit)                            26,292        (54,213)
   Accumulated other comprehensive income (loss)          (2,304)        15,157
                                                    ------------   ------------

                                                       2,400,648        (38,921)
                                                    ------------   ------------

Total liabilities and stockholders' equity          $  3,472,900   $    851,610
================================================================================
(a)  Represents the financial position of Cantronic Systems Inc. (Note 2)



    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

=======================================================================================================================
                                               Three Month          Three Month          Six Month        Six Month
                                              Period Ended         Period Ended        Period Ended      Period Ended
                                                  July 31,              July 31,            July 31,         July 31,
                                                      2001               2000(a)                2001          2000(a)
-----------------------------------------------------------------------------------------------------------------------
SALES (Note 6)                                $    447,128        $    (3,112)        $  1,756,949       $    389,173

COST OF SALES                                     (213,300)             1,366           (1,071,455)          (236,345)
                                              ------------        ------------        ------------       ------------


GROSS PROFIT                                       233,828             (1,746)             685,494            152,828
                                              ------------        ------------        ------------       ------------


EXPENSES

   Advertising and promotion                        29,143                 30               68,885                 30
   Amortization of property and equipment            9,378              5,278               18,266              9,880
   Amortization of goodwill                         41,988               -                  83,976               -
   Bank charges and interest                         4,701                617                9,970              2,800
   Office and miscellaneous                         (7,211)             1,987               24,711              2,751
   Professional fees                                16,387              1,390               40,358              6,240
   Rent                                             12,010              3,863               30,518             12,131
   Research and development                          9,978             (6,185)              19,570             (5,938)
   Telephone and utilities                          11,072              1,673               22,333              4,150
   Travel and business development                  29,017              4,773               51,133              9,783
   Vehicle                                           3,560                323                8,440              1,927
   Wages and employee benefits                      96,282             24,570              171,137             45,809
                                              ------------        ------------        ------------       ------------

                                                   256,305              38,319             549,297             89,563
                                              ------------        ------------        ------------       ------------


Income (loss) from operations                      (22,477)            (40,065)            136,197             63,265
                                              ------------        ------------        ------------       ------------

                                 -  continued -


(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)



    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

=======================================================================================================================
                                               Three Month          Three Month          Six Month        Six Month
                                              Period Ended         Period Ended        Period Ended      Period Ended
                                                  July 31,              July 31,            July 31,         July 31,
                                                      2001               2000(a)                2001          2000(a)
-----------------------------------------------------------------------------------------------------------------------
Continued

Other income (expenses)
   Loss on sale of assets                             -                (3,147)               -                 (3,147)
   Realized gain on sale of securities                  75               -                  8,447                -
   Interest and other                                5,693                (31)             10,337               4,089
   Foreign exchange gain (loss)                    (18,687)               119              (5,709)            (12,051)
                                              ------------        ------------        ------------       ------------

                                                   (12,919)             (3,059)             13,075            (11,109)
                                              ------------        ------------        ------------       ------------


Income (loss) before income taxes                  (35,396)            (43,124)            149,272             52,156
                                              ------------        ------------        ------------       ------------


Income tax (expense) recovery
   Current                                          18,042                -                (66,605)               (98)
   Deferred                                         19,816                 133              (2,162)           (16,718)
                                              ------------        ------------        ------------       ------------

                                                    37,858                 133             (68,767)           (16,816)
                                              ------------        ------------        ------------       ------------


Net income (loss) for the period              $      2,462        $    (42,991)       $     80,505       $     35,340
=======================================================================================================================

Earnings (loss) per share - basic and diluted $       0.01        $      (0.01)       $       0.01       $       0.01
=======================================================================================================================

Weighted average shares outstanding             63,097,578          60,000,000          63,097,578         60,000,000
=======================================================================================================================

(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)



    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Stated in U.S. Dollars)
(Unaudited)

===================================================================================================================================
                                                                      Additional
                                                                 Paid-in Capital         Retained        Accumulated          Total
                                      Common Stock                (Distributions         Earnings              Other  Stockholders'
                              -----------------------------
                                                                       in Excess     (Accumulated      Comprehensive         Equity
                                 Shares            Amount          of Par Value)         Deficit)      Income (Loss)   (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 2001    60,000,000        $     60,000      $    (59,865)       $    (54,213)  $     15,157      $    (38,921)

Issuance of common
stock for:
   Acquisition (Note 2(b))    2,750,000               2,750         2,059,750                -              -            2,062,500
   Cash (Note 5)                418,600                 419           313,531                -              -              313,950
   Services (Note 2 (a))         75,000                  75              -                   -              -                   75
                             ----------        ------------      ------------        ------------   ------------      ------------

                             63,243,600              63,244         2,313,416             (54,213)        15,157         2,337,604

Net income for the period          -                   -                 -                 80,505           -               80,505

Previously recorded
  unrealized gains realized
  during the period                -                   -                 -                   -           (18,019)          (18,019)

Foreign exchange
  translation
  adjustment                       -                   -                 -                   -               558               558
                             ----------        ------------      ------------        ------------   ------------      ------------

Balance, July 31, 2001       63,243,600        $     63,244      $  2,313,416        $     26,292   $     (2,304)     $  2,400,648
===================================================================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS  CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Stated  in  U.S.  Dollars)
(Unaudited)

================================================================================
                                                       Six Month       Six Month
                                                    Period Ended    Period Ended
                                                        July 31,     January 31,
                                                            2001         2001(a)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income for the period                        $     80,505   $     35,340
   Adjustments to reconcile net income for
     the period to net cash provided by (used
     in) operating activities:
      Amortization of property and equipment              18,266          9,880
      Amortization of goodwill                            83,976           -
      Deferred income taxes                                2,162         12,051
      Gain on sale of investments                         (8,447)          -
      Loss on sale of assets                                -             3,147


   Changes in non-cash working capital items:
    (Increase) decrease in accounts receivable          (310,901)       228,042
    Increase (decrease) in inventory                      13,983        (68,730)
    Increase in prepaid expenses                          (7,475)        (2,522)
    Increase (decrease) in accounts payable              119,406       (106,113)
    Increase (decrease) in accrued liabilities           (49,444)         8,943
    Increase (decrease) in customer deposits              30,503        (48,863)
                                                    ------------   ------------

   Net cash provided by (used in) operating
      activities                                         (27,466)        71,175
                                                    ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       -           (18,114)
   Cash acquired on acquisitions                          91,825           -
   Proceeds on sale of available-for-sale securities     250,525           -
   Purchase of available-for-sale securities                -          (258,384)
                                                    ------------   ------------

   Net cash provided by (used in) investing
     activities                                          342,350       (276,498)
                                                    ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                              313,950           -
   Advances from related parties                          15,160           -
   Repayment of advances from related parties               -            (4,372)
   Bank overdraft                                           -           (19,489)
                                                    ------------   ------------

   Net Cash provided by (used in) financing
     activities                                          329,110        (23,861)
                                                    ------------   ------------


                                  - continued -

    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS  CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Stated  in  U.S.  Dollars)
(Unaudited)

================================================================================
                                                       Six Month       Six Month
                                                    Period Ended    Period Ended
                                                        July 31,     January 31,
                                                            2001         2001(a)
--------------------------------------------------------------------------------
   Net income for the period                        $     80,505   $     35,340
Continued


Increase (decrease) in cash and equivalents              643,994       (229,184)


Effect of foreign exchange on cash and equivalents       (21,804)        38,828


Cash and equivalents, beginning of period                271,224        363,535
                                                    ------------   ------------


Cash and equivalents, end of period                 $    893,414   $    173,179
================================================================================

Represented  by:
   Cash                                             $    605,448   $     82,363
   Short term deposits                                   287,966         90,816
                                                    ------------   ------------

                                                    $    893,414   $    173,179
================================================================================

(a) Represents the cash flows of Cantronic Systems Inc. (Note 2)


Supplemental information (Note 8)



    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
JULY 31, 2001

================================================================================

1.   BASIS OF PRESENTATION

     The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period ended July 31, 2000 are those of Cantronic systems Inc. ("Cantronic"). All per share information for 2000 reflects the recapitalization.

     On January 31, 2001 the Company split its common stock on a one-to-twenty basis. All references in these financial statements to the number of shares are stated on a post-split basis. Per share amounts have been restated for the stock split.

     These financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.



2.   ACQUISITIONS

     a)   Reverse Acquisition

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

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
JULY 31, 2001

================================================================================

2.   ACQUISITIONS (cont'd )

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

          The purchase was accounted for using the purchase method and was allocated as follows:

          ======================================================================
           Purchase price
              2,750,000 shares of common stock                     $  2,062,500
                                                                   ------------

           Net assets acquired
              Assets                                                   (449,069)
              Liabilities                                                66,095
                                                                   ------------

                                                                       (382,974)
                                                                   ------------

           Goodwill                                                $  1,679,526
          ======================================================================

          Goodwill is being amortized over its useful life, estimated to be ten years. Goodwill amortization of $83,976 (2000 - $Nil) has been recorded in these financial statements.


3.   RELATED PARTY TRANSACTIONS

     During the six month period ended July 31, 2001 and 2000, the following transactions occurred:

     ===========================================================================
                                                             2001       2000
     ---------------------------------------------------------------------------
     Sales to Beijing Saisiai M & E Equipment Co.
      Ltd., ("BSME", a foreign company significantly
      influenced by a director of the Company).      $    204,388  $     27,458

     Engineering, technical, marketing and other
      services paid or payable to BSME.              $     38,400  $     32,312
     ===========================================================================

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
JULY 31, 2001

================================================================================

3.   RELATED PARTY TRANSACTIONS (cont'd )


     These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties. BSME performs various services for the Company. Additionally, the Company sells its products to BSME. Pursuant to an agreement dated February 1, 1999, cancellable at any time on sixty days notice, the Company sells products to BSME at a price equal to the Company's cost plus 7.5%.


     The following transaction was not in the normal course of operations and was measured at its carrying value which represented the amount of consideration established and agreed to by the related parties.

     ===========================================================================
                                                             2001       2000
     ---------------------------------------------------------------------------
     Assumption of amount due to CSI Industrial
      Systems Ltd. (a company controlled by a
      director of the Company)                       $       -     $        412
     ===========================================================================


     The following amounts were due from (to) related parties:


     ===========================================================================
                                                        July 31,     January 31,
                                                            2001            2001
     ---------------------------------------------------------------------------

     BSME - included in accounts receivable          $     60,223  $     55,804
                                                     ============  ============
     Shanghai Saisiai Scientific Instrument
      Co. Ltd., ("SSSI", a foreign company
      significantly influenced by a director
      of the Company) - included in accounts
      receivable                                     $     27,406  $     28,190
                                                     ============  ============
     Directors of the Company                        $   (296,986) $   (281,826)
     ===========================================================================


     Amounts due to related parties are non-interest bearing, unsecured and with no specified terms of repayment.


4.   COMMITMENTS

     Pursuant to the acquisition agreement (Note 2(b)) the Company is negotiating a five year employment contract with a manager of CMTI and AIRT, with an option to extend for an additional five years, at an annual salary of CDN $75,000 in cash and CDN $25,000 shares of common stock.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
JULY 31, 2001

================================================================================

5.   COMMON STOCK


     During the six month period ended July 31, 2001, the Company issued 418,600 shares of common stock for proceeds of $313,950 through a private placement.





6.   SALES AND CREDIT CONCENTRATION


     Pursuant to sales contracts, approximately 50% of total revenue for the six months ended July 31, 2001 is derived from one customer.

     Pursuant to sales contracts, approximately 88% of total revenue for the six months ended July 31, 2000 was derived from three customers individually representing 35%, 33% and 20% of revenue.

     Accounts receivable (due in U.S. dollars and French francs) from these customers at the period ends were as follows:

     July 31, 2001                                      $      -
     January 31, 2001                                   $    55,804



7.   SEGMENTED INFORMATION

     The Company and its subsidiaries operate in Asia, Canada and the United States in one industry segment. Information on the Company's geographical segments is as disclosed below:


     ===========================================================================
                                                             2001       2000
     ---------------------------------------------------------------------------
     Sales
       Asia                                          $  1,244,943  $    389,173
       United States                                      283,951          -
       Canada                                             105,759          -
       Other                                              122,296          -
                                                     ------------  ------------

                                                     $  1,756,949  $    389,173
     ==========================================================================

     The majority of the Company's consolidated assets are located and maintained within Canada.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
JULY 31, 2001

================================================================================

8.   SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     a) The following financing activities have been excluded from the Statements of Cash flows:

     ===========================================================================
                                                             2001       2000
     ---------------------------------------------------------------------------
     Issuance of common stock for acquisition
       (Note 2)                                      $  2,062,500  $       -
     Issuance of common stock for expenses (Note 2)            75          -
     ===========================================================================

     b) During the six month period ended July 31, 2001 the Company paid income taxes of $Nil (2000 - $Nil). No interest was paid during the periods.

     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements", including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.

     Overview

     The Company, through its wholly-owned subsidiaries, Cantronic Systems Inc. ("CSI"), Condition Monitoring Training Institute, Inc. ("CMTI") and Academy of Infrared Thermography, Inc. ("AIRT"), manufactures, distributes, and provides training on electro-optics and condition monitoring equipment for industrial facilities.

     The Company offers integrated solutions in the field of condition monitoring and predictive maintenance and infrared imaging. It is the Company's goal to create greater efficiencies with products and services and business practices that are already proven on a smaller scale. The Company sells its condition monitoring systems to business in all major standard industrial classifications, including aerospace, food processing, chemicals, mining, utilities, forest products, steel, tire, glass and electronics.

     The Company's thermal imaging systems use advanced sensing and image processing infrared technologies that detect infrared radiations, or heat, that enable the operator to measure minute temperature differences and to see objects in daylight or total darkness and through smoke, haze and most types of fog. The Company's products can also incorporate image analysis software. The Company's thermal imaging systems are also used for a broad range of applications including condition monitoring of industrial equipment, research and development, manufacturing processes, night vision, firefighting and medical imaging.

     The Company was incorporated under the laws of the State of Nevada as Solo & Hurst, Inc., and was inactive until its acquisition of CSI, at which time it changed its name to Cantronics Corporation. As a result of our acquisition of CSI via reverse acquisition on December 18, 2000, our financial statements are presented as a continuation of CSI. Accordingly, financial information pertaining to periods prior to the acquisition is that of CSI. The information set forth below should be read in conjunction with our consolidated interim financial statements appearing elsewhere in the Quarterly Report.

     On February 2, 2001, the Company acquired 100% of the issued and outstanding shares of CMTI (a British Columbia company) and its wholly-owned subsidiary AIRT (a Washington state company). These companies were engaged in the business of training users in the use of infrared thermography technology and the acquisition was completed to complement the Company's existing business. The transaction was accounted for in this quarter using the purchase method of accounting. As a result of the transaction, the Company issued 2,750,000 common shares to the stockholder of CMTI valued at $2,062,500 based on subscription prices for a private placement completed near the acquisition date.

     Results of operations

     Sales for the quarter ended July 31, 2001 were $447,128 which represents a $450,240 increase over the inactive corresponding quarter in the prior year.

     Sales for the six month period ended July 31, 2001 were $1,756,949, a 351% increase over the sales of $389,173 for the six month period ended July 31, 2000. The increase is mainly attributed to the completion and shipping of two large contracts to a customer with a combined sales value of $876,500. The cost of sales as a percentage of sales for the six month period ended July 31, 2001 and July 31 2000 were 61% and 61%, respectively.

     Gross profit on sales increased by 349% from $152,828 in 2000 to $685,494 in 2001. The increase in gross profit was achieved by increase in the volume of sales.

     Total expenses for the three and six month periods ended July 31, 2001 were $256,305 and $549,297 as compared to $38,319 and $89,565 for the comparable periods in fiscal 2000. The Company's expenses for the six month period ended July 31, 2001 increased by $459,734 from the comparative six month period in 2000 reflecting an increase in salary expense as a result of an increase in the number of full time employees and an increase in the amount of salaries paid to employees of the Company, and an increase in professional fees as a result of the costs associated with the Company's reporting obligations in connection with the acquisition of subsidiaries and increased costs in connection with the audited financial statements of the Company to comply with Securities and Exchange Commission requirements. The increase in advertising and promotion, and office and miscellaneous were all related to the subsidiaries acquired during the period involved in the training.

     Despite the increase in expenses for the six month period ended July 31, 2001, the income from operations increased by $72,932 from the comparative six month period in 2000.

     Since the acquisitions, the Company's Canadian subsidiaries are no longer eligible for a reduction in applicable Canadian income tax rates, hence the income tax provision for the six month period ended July 31, 2001 has increased as a percentage of income before income taxes from approximately 32% to 46%. As a result, the net income for the six month period ended July 31, 2001 of $80,505 is consistent with $35,340 recognized for the six month period ended July 31, 2000.

     Liquid and capital resources

     As at July 31, 2001, the Company had working capital of $487,775 as compared to a working capital deficiency of $130,999 at January 31, 2001. Included in working capital is $296,986 (January 31, 2001 - $281,826) of amounts due to a related party which is unsecured, does not bear interest and contains no formal repayment terms. the Company believes that its cash flow from operations will be sufficient to fund its cash requirements through the remainder of the year ended January 31, 2002.

     Net cash used in operating activities during the six month period ended July 31, 2001 was $27,466 compared to cash provided by operating activities of $71,175 for the comparative period in 2000. As discussed above, sales for the first quarter of 2001 increased substantially over the comparative period in 2000, which, among other things, has resulted in a $310,901 increase in accounts receivable. The effect of this increase receivable was offset by a $119,406 increase in accounts payable. During the comparative period ended July 31, 2000, cash increased substantially due to the net collection of $228,042 of accounts receivable outstanding at January 31, 2000.

     Liquid and capital resources (cont'd )

     Cash provided by investing activities for the six month period ended July 31, 2001 was $342,350 compared to cash used in investing activities of $276,498 during the comparative period in 2000. During the six month period of 2001, the Company sold its remaining marketable securities resulting in net proceeds of $250,525. Additionally, the acquisition of the subsidiaries in the first quarter did not result in the use of cash, but rather was completed through the exchange of 2,750,000 shares of common stock valued at $2,062,500. Cash existing in the subsidiaries at the acquisition date was $91,825. During six month period July 31, 2000, CSI invested $258,384 in marketable securities.

     Cash provided by financing activities for the six month period ended July 31, 2001 was $329,110 compared to cash used in financing activities of $23,861 during the comparative period in 2000. Through a private placement completed during the six month period of 2001, the Company issued 418,600 shares of common stock for gross proceeds of $313,950. Cash used during the period ended July 31, 2000 was primarily to repay a temporary bank overdraft outstanding at January 31, 2000.

     Although the Company believes it has sufficient working capital and will receive sufficient sales from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient sales from operations to meet its actual expenditure requirements.

     In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offer new products and services to end users. If the Company's sales from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations.



     PART II - OTHER INFORMATION


     Item 2 - Changes in securities

     During the six month period ended July 31, 2001, the Company issued 418,600 common shares to various parties in connection with a private placement. Total proceeds of $313,950 were received.

     During the six month period ended July 31, 2001, the Company issued 75,000 common shares to Jack D. Kelley & Associates and American International Investors, Ltd. (as to 37,500 shares each) pursuant to the merger agreement between Solo & Hurst, Inc. and CSI.

     Item 6 - Exhibits and Reports on Form 8-K


     a)   Exhibits:  None.

     b)   Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter for which this report has been filed:

          ======================================================================
          Date                  Description                        Report
          ----------------------------------------------------------------------

          May 1, 2001           Corrected Financial Statements     8-K/A

          June 6, 2001          Corrected Financial Statements     8-K/A
          ======================================================================


     SIGNATURES


     Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-QSB and has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Coquitlam, British Columbia                          Cantronics Corporation

                                                          /s/ James Zahn
     September 11, 2001                                   James Zahn, President