Form 10QSB
period 2001-10-31
CANTRONICS CORP
filed 2001-12-07
CIK 1103596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED OCTOBER 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


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

63,243,600 common shares, as at November 30, 2001
-------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [ X ]


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

   Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

   It is the opinion of Management that the interim financial statements for the nine month period ended October 31, 2001 include all adjustments, consisting of normal recurring adjustments which are necessary for fair presentation of information contained in the consolidated financial statements.

                           CANTRONICS CORPORATION
                        (formerly Solo & Hurst, Inc.)

                       CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Stated in U.S. Dollars)


                                OCTOBER 31, 2001

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
================================================================================

                                                      October 31,   January 31,
                                                          2001        2001(a)
--------------------------------------------------------------------------------
                                                       (Unaudited)

CURRENT ASSETS
   Cash                                             $    458,901   $     86,035
   Short-term deposits                                     1,439        185,189
   Investments                                              -           242,078
   Accounts receivable                                 1,013,932         98,386
   Inventory                                             173,627        145,843
   Prepaid expenses                                       18,654          2,001
                                                    ------------   ------------

Total current assets                                   1,666,553        759,532

Property and equipment                                   284,015         63,037
Deferred income taxes                                      5,862         29,041
Goodwill (Note 2)                                      1,553,562           -
Due from related parties (Note 3)                        155,154           -
                                                    ------------   ------------

Total assets                                        $  3,665,146   $    851,610
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                 $    377,438   $    170,193
   Accrued liabilities                                    25,517         55,272
   Customer deposits                                     340,722        383,240
   Due to related parties (Note 3)                        40,163        281,826
   Income taxes payable                                  231,238           -
                                                    ------------   ------------

Total current liabilities                              1,015,078        890,531
                                                    ------------   ------------

Stockholders' equity (deficiency)
   Share capital
    Authorized
     5,000,000 preferred shares with a par
      value of $0.001
     90,000,000 common shares with a par
      value of $0.001
    Issued
     63,243,600 common shares (January 31,
      2001 - 60,000,000)                                  63,244         60,000
   Additional paid-in capital (Distributions
     in excess of par value)                           2,313,416        (59,865)
   Retained earnings (deficit)                           288,513        (54,213)
   Accumulated other comprehensive income (loss)         (15,105)        15,157
                                                    ------------   ------------

                                                       2,650,068        (38,921)
                                                    ------------   ------------

Total liabilities and stockholders' equity          $  3,665,146   $    851,610
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

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                     Three Month      Three Month       Nine Month      Nine Month
                                                    Period Ended     Period Ended     Period Ended    Period Ended
                                                      October 31,      October 31,      October 31,    October 31,
                                                             2001          2000(a)             2001        2000(a)
--------------------------------------------------------------------------------------------------------------------
SALES (Note 6)                                      $    913,391     $    637,278     $  2,670,340     $  1,026,451

COST OF SALES                                           (145,850)        (502,190)      (1,217,305)        (738,535)
                                                    ------------     ------------     ------------     ------------

GROSS PROFIT                                             767,541          135,088        1,453,035          287,916
                                                    ------------     ------------     ------------     ------------


EXPENSES
   Advertising and promotion                              29,409              369           98,294              399
   Amortization of property and equipment                 13,190            3,938           31,456           13,818
   Bank charges and interest                               3,879            3,020           13,849            5,820
   Office and miscellaneous                               47,589            2,026           72,300            4,777
   Professional fees                                       6,473           16,967           46,831           23,207
   Rent                                                   16,411           10,817           46,929           22,948
   Research and development                                  456           28,658           20,026           22,720
   Telephone and utilities                                 9,892            2,465           32,225            6,615
   Travel and business development                        36,630            3,707           87,763           13,490
   Vehicle                                                 2,598              661           11,038            2,588
   Wages and employee benefits                           129,759           17,790          300,896           63,599
                                                    ------------     ------------     ------------     ------------

                                                         296,286           90,418          761,607          179,981
                                                    ------------     ------------     ------------     ------------


Income before other items                                471,255           44,670          691,428          107,935
                                                    ------------     ------------     ------------     ------------

                               - continued -


(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)



    The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                     Three Month      Three Month       Nine Month      Nine Month
                                                    Period Ended     Period Ended     Period Ended    Period Ended
                                                      October 31,      October 31,      October 31,    October 31,
                                                             2001          2000(a)             2001        2000(a)
--------------------------------------------------------------------------------------------------------------------
Continued

Other income (expenses)
   Loss on sale of assets                           $       -        $       -        $       -        $     (2,771)
   Realized gain on sale of securities                     8,956           11,961           17,403           11,961
   Interest and other                                      7,342            5,556           17,679            9,269
   Foreign exchange gain                                  23,802           40,309           18,093           28,258
   Amortization of goodwill (Note 2b)                    (41,988)            -            (125,964)            -
                                                    ------------     ------------     ------------     ------------

                                                          (1,888)          57,826          (72,789)          46,717
                                                    ------------     ------------     ------------     ------------


Income from continuing operations
  before income taxes                                    469,367          102,496          618,639          154,652
                                                    ------------     ------------     ------------     ------------


Income tax (expense) recovery
   Current                                              (171,145)         (11,252)        (237,750)         (11,349)
   Deferred                                              (36,001)           1,468          (38,163)         (15,250)
                                                    ------------     ------------     ------------     ------------

                                                        (207,146)          (9,784)        (275,913)         (26,599)
                                                    ------------     ------------     ------------     ------------


Net income for the period                           $    262,221     $     92,712     $    342,726     $    128,053
===================================================================================================================

Earnings per share - basic and diluted              $       0.01     $       0.01     $       0.01     $       0.01
===================================================================================================================

Weighted average shares outstanding                   63,243,600       60,000,000       63,146,786       60,000,000
===================================================================================================================

(a) Represents the results of operations of Cantronic Systems Inc. (Note 2)




   The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Stated in U.S. Dollars)
(Unaudited)

===================================================================================================================================
                                                                     Additional
                                                                Paid-in Capital       Retained     Accumulated           Total
                                            Common Stock         (Distributions       Earnings           Other   Stockholders'
                                   ----------------------------
                                                                      in Excess   (Accumulated   Comprehensive          Equity
                                        Shares         Amount     of Par Value)       Deficit)   Income (Loss)    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 2001        60,000,000     $    60,000    $   (59,865)   $   (54,213)   $    15,157    $   (38,921)

Issuance of common
stock for:
   Acquisition (Note 2(b))        2,750,000           2,750      2,059,750           -              -         2,062,500
   Cash (Note 5)                    418,600             419        313,531           -              -           313,950
   Services (Note 2 (a))             75,000              75           -              -              -                75
                                 ----------     -----------    -----------    -----------    -----------    -----------

                                 63,243,600          63,244      2,313,416        (54,213)        15,157      2,337,604

Net income for the period              -               -              -           342,726           -           342,726

Previously recorded
  unrealized gains realized
  during the period                    -               -              -              -           (18,019)       (18,019)

Foreign exchange translation
  adjustment                           -               -              -              -           (12,243)       (12,243)
                                 ----------     -----------    -----------    -----------    -----------    -----------

Balance, October 31, 2001        63,243,600     $    63,244    $ 2,313,416    $   288,513    $   (15,105)   $ 2,650,068
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

                                                      Nine Month     Nine Month
                                                     Period Ended   Period Ended
                                                      October 31,    October 31,
                                                         2001          2000(a)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income for the period                        $    342,726   $    128,053
   Adjustments to reconcile net income for
    the period to net cash provided by (used
    in) operating activities:
     Amortization of property and equipment               31,456         13,818
     Amortization of goodwill                            125,964           -
     Deferred income taxes                                38,163         15,250
     Gain on sale of investments                         (17,403)       (11,961)
     Loss on sale of assets                                 -             2,771

   Changes in non-cash working capital items:
     (Increase) decrease in accounts receivable         (804,556)       193,599
     Increase in inventory                               (27,784)       (33,824)
     Increase in prepaid expenses                        (11,653)          -
     Increase (decrease) in accounts payable             167,358       (129,832)
     Increase (decrease) in accrued liabilities          (25,885)        17,609
     Decrease in customer deposits                       (72,596)          (577)
     Increase in income taxes payable                    231,238         10,958
                                                    ------------   ------------

   Net cash provided by (used in) operating
     activities                                          (22,972)       205,864
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (21,908)       (12,221)
   Cash acquired on acquisition                           91,825           -
   Proceeds on sale of available-for-sale securities     259,481        127,982
   Purchase of available-for-sale securities                -          (337,450)
                                                    ------------   ------------

   Net cash provided by (used in) investing
     activities                                          329,398       (221,689)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                              313,950           -
   Repayment of advances from related parties           (241,663)        (6,026)
   Bank overdraft                                           -           (19,489)
   Advances to related parties                          (155,154)          -
                                                    ------------   ------------

   Net cash used in financing activities                 (82,867)       (25,515)
                                                    ------------   ------------

                                   - continued -


   The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)
================================================================================

                                                      Nine Month     Nine Month
                                                     Period Ended   Period Ended
                                                      October 31,    October 31,
                                                         2001          2000(a)
--------------------------------------------------------------------------------

Continued

Increase (decrease) in cash and equivalents              223,559        (41,340)


Effect of foreign exchange on cash and equivalents       (34,443)        23,710


Cash and equivalents, beginning of period                271,224        363,535
                                                    ------------   ------------


Cash and equivalents, end of period                 $    460,340   $    345,905
===============================================================================


Represented by:
   Cash                                             $    458,901   $    156,916
   Short term deposits                                     1,439        188,989
                                                    ------------   ------------

                                                    $    460,340   $    345,905
===============================================================================

(a) Represents the cash flows of Cantronic Systems Inc. (Note 2)


Supplemental information (Note 8)



   The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
OCTOBER 31, 2001
===============================================================================


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

     In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period ended October 31, 2000 are those of Cantronic systems Inc. ("Cantronic"). All per share information for 2000 reflects the recapitalization.

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

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
OCTOBER 31, 2001
===============================================================================


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

          The purchase was accounted for using the purchase method and was allocated as follows:

          ======================================================================

          Purchase price
             2,750,000 shares of common stock                       $ 2,062,500
                                                                    -----------

          Net assets acquired
             Assets                                                    (449,069)
             Liabilities                                                 66,095
                                                                    -----------

                                                                       (382,974)
                                                                    -----------

          Goodwill                                                  $ 1,679,526
          ======================================================================
          Goodwill is being amortized over its useful life, estimated to be ten years. Goodwill amortization of $125,964 (2000 - $Nil) has been recorded in these financial statements.


3.   RELATED PARTY TRANSACTIONS

     During the nine month period ended October 31, 2001 and 2000, the following transactions occurred:

     ===========================================================================
                                                            2001        2000
     ---------------------------------------------------------------------------

     Sales to Beijing Saisiai M & E Equipment Co.
     Ltd., ("BSME", a foreign company significantly
     influenced by a director of the Company).           $  284,053  $  213,884

     Engineering, technical, marketing and other
     services paid or payable to BSME.                   $     -     $   32,312
     ===========================================================================

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
OCTOBER 31, 2001
===============================================================================


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
     ===========================================================================

     The following amounts were due from (to) related parties:


     ===========================================================================
                                                      October 31,   January 31,
                                                          2001         2001
     ---------------------------------------------------------------------------

     BSME - included in accounts receivable              $  469,256  $   55,804
                                                         =======================
     Shanghai Saisiai Scientific Instrument Co.
     Ltd., ("SSSI", a foreign company significantly
     influenced by a director of the Company) -
     included in accounts receivable                     $   53,256  $   28,190
                                                         =======================

     Due from directors of the Company                   $  155,154  $     -
                                                         =======================

     Due to directors of the Company                     $  (40,162) $ (281,826)
     ===========================================================================

     Amounts due to related parties are non-interest bearing, unsecured and with no specified terms of repayment.


4.   COMMITMENT

     Pursuant to the acquisition agreement (Note 2(b)) the Company is negotiating a five year employment contract with a manager of CMTI and AIRT, with an option to extend for an additional five years, at an annual compensation of CDN$75,000 in cash and CDN $25,000 shares of common stock.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
OCTOBER 31, 2001
===============================================================================


5.   COMMON STOCK


     During the nine month period ended October 31, 2001, the Company issued 418,600 shares of common stock for proceeds of $313,950 through a private placement.


6.   SALES AND CREDIT CONCENTRATION


     Pursuant to sales contracts, approximately 34% of total revenue for the nine months ended October 31, 2001 is derived from one customer.

     Pursuant to sales contracts, approximately 52% of total revenue for the nine months ended October 31, 2000 was derived from three customers individually representing 30%, 11% and 11% of revenue.

     Accounts receivable (due in U.S. dollars and French francs) from these customers at the period ends were as follows:

          October 31, 2001                       $    -
          January 31, 2001                       $  55,804


7.   SEGMENTED INFORMATION


     The Company and its subsidiaries operate in Asia, Canada and the United States in one industry segment. Information on the Company's geographical segments is as disclosed below:


     ===========================================================================
                                                            2001        2000
     ---------------------------------------------------------------------------

     Sales
       Asia                                              $2,013,213  $1,026,451
       United States                                        469,786        -
       Canada                                               150,098        -
       Other                                                 37,243        -
                                                         ----------  ----------

                                                         $2,670,340  $1,026,451
     ===========================================================================

     The majority of the Company's consolidated assets are located and maintained within Canada.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)
OCTOBER 31, 2001
===============================================================================


8.   SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     a) The following financing activities have been excluded from the Statements of Cash flows:

     ===========================================================================
                                                            2001        2000
     ---------------------------------------------------------------------------

     Issuance of common stock for acquisition (Note 2)   $2,062,500  $     -
     Issuance of common stock for expenses (Note 2)              75        -
     ===========================================================================

     b) During the nine month period ended October 31, 2001 the Company paid income taxes of $Nil (2000 - $Nil). No interest was paid during the periods.


9.   SUBSEQUENT EVENT

     Subsequent to the period ended October 31, 2001, the Company invested $171,000 representing a 19% interest in a joint venture located in China.

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

Results of operations

Sales for the quarter ended October 31, 2001 were $913,391 which represents a $276,113 increase over the corresponding quarter in the prior year.

Sales for the nine month period ended October 31, 2001 were $2,670,340, a 160% increase over the sales of $1,026,451 for the nine month period ended October 31, 2000. The increase is mainly attributed to the completion and shipping of two large contracts to a customer with a combined sales value of $876,500. The cost of sales as a percentage of sales for the nine month period ended October 31, 2001 and October 31 2000 were 46% and 72%, respectively, which is mainly due to change in product mix.

Gross profit on sales increased by 405% from $287,916 in 2000 to $1,453,035 in 2001. The increase in gross profit was achieved by increase in the volume of sales and reducing the cost of sales by manufacturing in-house.

Total expenses for the three and nine month periods ended October 31, 2001 were $296,286 and $761,607 as compared to $90,418 and $179,981 for the comparable periods in fiscal 2000. The Company's expenses for the nine month period ended October 31, 2001 increased by $581,626 from the comparative nine month period in 2000 reflecting an increase in salary expense as a result of an increase in the number of full time employees and an increase in the amount of salaries paid to employees of the Company, and an increase in professional fees as a result of the costs associated with the Company's reporting obligations in connection with the acquisition of subsidiaries and increased costs in connection with the audited financial statements of the Company to comply with Securities and Exchange Commission requirements. The increase in advertising and promotion, and office and miscellaneous were all related to the subsidiaries acquired during the period involved in the training.

Despite the increase in expenses for the nine month period ended October 31, 2001, the income before other items increased by $583,493 from the comparative nine month period in 2000.

Since the acquisitions, the Company's Canadian subsidiaries are no longer eligible for a reduction in applicable Canadian income tax rates, hence the income tax provision for the nine month period ended October 31, 2001 has increased as a percentage of income before income taxes from approximately 17% to 45%. As a result, the net income for the nine month period ended October 31, 2001 of $342,726 is consistent with $128,053 recognized for the nine month period ended October 31, 2000.



Liquidity and Capital resources

As at October 31, 2001, the Company had working capital of $651,475 as compared to a working capital deficiency of $130,999 at January 31, 2001. Included in working capital is $40,163 (January 31, 2001 - $281,826) due to related party in which is unsecured, does not bear interest and contains no formal repayment terms. The Company believes that its cash flow from operations will be sufficient to fund its cash requirements through the remainder of the year ended January 31, 2002.

Liquidity and Capital resources (cont'd )

Net cash used in operating activities during the nine month period ended October 31, 2001 was $22,972 compared to cash provided by operating activities of $205,864 for the comparative period in 2000. As discussed above, sales for the first quarter of 2001 increased substantially over the comparative period in 2000, which, among other things, has resulted in a $804,556 increase in accounts receivable. The effect of this increase receivable was offset by a $167,358 increase in accounts payable. During the comparative period ended October 31, 2000, cash increased substantially due to the net collection of $193,599 of accounts receivable outstanding at January 31, 2000.

Cash provided by investing activities for the nine month period ended October 31, 2001 was $329,398 compared to cash used in investing activities of $221,689 during the comparative period in 2000. During the nine month period of 2001, the Company sold its remaining marketable securities resulting in net proceeds of $259,481. Additionally, the acquisition of the subsidiaries in the first quarter did not result in the use of cash, but rather was completed through the exchange of 2,750,000 shares of common stock valued at $2,062,500. Cash existing in the subsidiaries at the acquisition date was $91,825. During nine month period October 31, 2000, CSI invested $337,450 in marketable securities.

Cash used in financing activities for the nine month period ended October 31, 2001 was $82,867 compared to cash used in financing activities of $25,515 during the comparative period in 2000. Through a private placement completed during the nine month period of 2001, the Company issued 418,600 shares of common stock for gross proceeds of $313,950. Cash used during the period ended October 31, 2000 was primarily to repay a temporary bank overdraft outstanding at January 31, 2000.

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


PART II - OTHER INFORMATION

Item 2 - Changes in securities

During the nine month period ended October 31, 2001, the Company issued 418,600 common shares to various parties in connection with a private placement. Total proceeds of $313,950 were received.

During the nine month period ended October 31, 2001, the Company issued 75,000 common shares to Jack D. Kelley & Associates and American International Investors, Ltd. (as to 37,500 shares each) pursuant to the merger agreement between Solo & Hurst, Inc. and CSI.


Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits: None.

b)   Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter for which this report has been filed:

     ===========================================================================
     Date                 Description                           Report
     ---------------------------------------------------------------------------

     August 13, 2001      Employment Contract                   8K

     August 14, 2001      Change of Accountants                 8K

     October 9, 2001      Investment in Industrial Park-China   8K
     ---------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-QSB and has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.




Coquitlam, British Columbia                               Cantronics Corporation
December 4, 2001                                           James Zahn, President