Form 10KSB
period 2003-01-31
CANTRONICS CORP
filed 2003-04-25
CIK 1103596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-------------------------

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: January 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-29097

CANTRONICS CORPORATION
(Exact name of small business issuer in its charter)

Nevada	86-0930437
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
63A Clipper Street	V3K 6X2
Coquitlam, British Columbia	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (604) 516-6667

Securities Registered Under Section 12(b) of the Exchange Act:	None

Securities Registered Under Section 12(g) of the Exchange Act:	Common Shares
$0.001 par value
(Title of class)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | No |_|

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          Revenue for the most recent fiscal year: $3,138.066.

          Aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 31, 2001: $2,435,825

          Number of shares outstanding of each of the Registrant's classes of common equity, as of January 31, 2002: 63,243,600 Common Shares

          Documents Incorporated by Reference: Registrant's Registration Statement on Form 10-KSB and all exhibits thereto as filed with the Securities Exchange Commission on January 24, 2000, July 5, 2001 and all amendments thereto are incorporated by reference into Part III of this Annual Report.

          Registrant's Report on Form 8-K as filed on March 23, 2000, March 26, 2001, April 2, 2001, April 20, 2001, April 30, 2001, May 1, 2001, June 6, 2001, August 13, 2001, August 14, 2001 and October 9, 2001 and all amendments thereto are incorporated into Part III of this Annual Report.

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

Note Regarding Forward-Looking Statements

          Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s limited operating history, competition, the telecommunications regulatory environment, dependency upon facility based carriers, dependency on the integrity of call records, minimum volume commitments, dependency on effective information systems, dependency on key personnel and other risks associated with the telecommunications industry. See “Description of Business - Risk Factors.” Such statements are included, among other places, in this document under the headings “Description of Business,” “Description of Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.     DESCRIPTION OF BUSINESS.

          HISTORY OF THE COMPANY

          Cantronics Corporation (the “Company” or “Registrant”) distributes and manufactures electro-optics and condition monitoring equipment. The Company was incorporated under the Nevada Corporation Code on February 25, 1998, under the name Solo & Hurst, Inc.

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

          Operations

          The Company's condition monitoring equipment systems products are distributed and manufactured by its wholly owned subsidiary Cantronic Systems Inc. In the financial period ended January 31, 2002 and 2001, no research and development expenses were incurred on the development of condition monitoring equipment.

          Online Vibration Monitoring System Products

          The Company has extensive experience in providing portable and on line vibration and predictive maintenance monitoring systems to industrial customers. The Company has designed the Machine Log 4000 Series ("ML4000") as a field instrument to meet all aspects of vibration monitoring of rotating equipment, from startup/coast-down to on-line surveillance of vibration. The system provides high-level analysis capabilities for vibration specialists including shaft rotor dynamics analysis with phase synchronized vibration data for every measurement channel. It also features an optional fault analysis expert system for automated fault diagnosis. The ML4000 monitoring system performs real-time condition monitoring of equipment and provides instant warning of machinery that needs repair. The ML4000 predicts pending problems and plans preventative maintenance schedules.

          ML4000 Series

          The ML4000 series is configured into three components – ML4100, ML4200 and ML4300. All three configurations are available in 16 channels, one signal processing module and expandable to 128 channels with additional signal processing modules. These three components can be connected via industrial standard local area network to form a distributed system to cover a large area of the industrial plant and several operating units. The ML4000 provides the following advantages to users:

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

          Business Strategy

          To January 31, 2002, there were minimal sales recognized from this product line. The Company penetrated the commercial market by developing customized products with increased flexibility and features, in addition to software analysis tools. The Company's handheld commercial thermal imaging systems incorporate a thermal imaging detector housed in a compact self-contained unit, a liquid crystal display, video display or viewfinder, an embedded processor and various image analysis software packages. A liquid crystal display like that of a home video camera is a standard feature in most models. The thermal image can also be displayed on an independent video display. The systems also include a personal computer-based processor that allows accurate measurement of minute temperature differences and extensive real-time analysis and post-processing of the acquired image.

          Operations

          The Company's infrared imaging cameras and infrared night vision systems products will also be distributed and manufactured by its wholly owned subsidiary Cantronic Systems Inc. In the financial period ended January 31, 2002 and January 31, 2001, the company spent $107,717. and $70,197. respectively on research and development. To offset research and development expenditures incurred on this product and expenditures on condition monitoring equipment (pg 6), the Company received government grants of $5,046. and $13,882. for the years ended January 31, 2002 and 2001, respectively.

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

          Research and Development

          Thermal imaging is a useful tool in a wide variety of research and development applications because of its non-destructive analysis capability. Thermal imaging can be effectively used in the research and design of components or products as many component and product designs involve the use or control of heat. . For example, thermal imaging is used in laser design to determine the power distribution of the beam, in the development of diesel engines using ceramic-coated pistons to determine proper adhesion of the ceramic to the metal piston and in the design of rubber tires to evaluate uniform heat distribution. Research and development applications typically require very high performance systems with extensive software capabilities and tools to analyze the thermal image.

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

Government Approval

          The Company's infrared imaging products are a controlled commodity which requires valid export license from the Government of Canada and in some cases may also require export license from the US Department of State. The Company needs to apply for these licenses once customers place their orders. The export license can be individual or general depending upon the country of export. The Company’s other products such as vibration monitoring systems are not controlled and therefore do not require export licenses.

Employees

          The Company including its wholly owned subsidiaries has a total of 14 full-time employees and two part-time employees.

Material Agreements

          Acquisition of Cantronic Systems Inc., a British Columbia Corporation

          On December 18, 2000, the Company (formerly known as Solo & Hurst, Inc.) acquired all of the outstanding common stock of Cantronic Systems, Inc., a corporation incorporated pursuant to the laws of the Province of British Columbia, Canada in a business combination described as a "reverse acquisition." For accounting purposes, the transaction has been treated as the acquisition of Solo & Hurst by Cantronic Systems Inc. As part of the transaction, Solo & Hurst changed its name to Cantronics Corporation. Immediately prior to the transaction, Solo & Hurst had 60,000,000 shares of common stock outstanding (after taking into account the 20 for 1 forward split). As part of Solo & Hurst’s reorganization with Cantronic Systems, Inc., Solo & Hurst Shareholders turned over 59,000,000 shares of its common stock (after taking into account the 20 for 1 forward split) to the shareholders and affiliates of Cantronic Systems Inc. in exchange for 100% of the common shares of Cantronic Systems Inc.

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

          On February 2, 2001, the Company acquired Academy of Infrared Thermography, Inc., a Washington corporation, and Condition Monitoring Training Institute, Inc., a corporation organized pursuant to the laws of the Province of British Columbia. The Company issued 2,750,000 common shares to Ron Newport ("Mr. Newport"), the President of Academy of Infrared Thermography, Inc. and Condition Monitoring Training Institute, Inc. in exchange for 100% of all of the issued and outstanding shares of Academy of Infrared Thermography, Inc., and Condition Monitoring Training Institute, Inc. The 2,750,000 common shares contain the following voluntary restrictions: 1,500,000 common shares are restricted for three years and the remaining 1,250,000 common shares are restricted for five years. The acquisition of CMTI and AIRT was accounted for using the purchase method using the fair value of the net assets acquired.

          Consulting and Employment Agreements

          As of January 31, 2002, there is no outstanding consulting and employment agreement with the Company.

RISK FACTORS

          The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. The Company recommends careful consideration of the following risks and uncertainties in addition to other information in this Annual Report in evaluating the Company and its business before purchasing shares of its common stock. Certain risks are associated with the Company’s business, including the following:

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

          Doing Business in Asia Exposes the Company to Additional Risks

          The Company markets its products to customers substantially located in Asia, including customers located in Asia. Consequently, investment in the Company may be adversely affected by the political, social and economic environment in Asia. Under its current leadership, Asia has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Moreover, economic reforms and growth in Asia have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of Asia.

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

          Need for Additional Resources for Growth

          The Company is uncertain of its ability to obtain additional financing for future capital needs. The Company will need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favourable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, then the Company’s ability to fund its expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures could be significantly limited. Such limitation could have a material adverse effect on the Company’s business, results of operations, financial condition and/or prospects.

          Limited Operating History

          Cantronic Systems Inc. (the Company’s predecessor business) was incorporated on February 28, 1997. As such, the Company has a relatively limited operating history. The Company has recorded net income for each of the last two fiscal years, including income of $77,648 for the year ended January 31, 2002 and $47,241 for the year ended January 31, 2000. The Company incurred losses prior to the January 31, 2000 fiscal year. There can be no assurance that the Company will generate enough revenues from its operations to generate a profit in the future, if at all.

          Working Capital Requirements

          As of January 31, 2002, the Company had working capital deficiency of $160,749., which includes $141,844. payable to the Company’s directors. These amounts due to the directors are due on demand. The Company currently anticipates that it will fund its growth from revenues and cash flow from operations. However, the Company’s working capital requirements may increase substantially in order to accommodate growth if the Company identifies new opportunities to expand its operations and elects to aggressively pursue new markets or to offer new services.

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

ITEM 2.     PROPERTIES.

          The Company presently occupies office space at 63A Clipper Street, Coquitlam, BC, Canada V3K 6X2. This is provided to the Company on a rent free basis by its wholly owned subsidiary Cantronic Systems, Inc.. Cantronic Systems Inc. entered into a premises lease dated June 26, 2001 related to its executive office and production facility at this location. The lease expires on July 30, 2003. Cantronic Systems, Inc. pays a monthly rent of $5,538. under the terms of the lease.

ITEM 3.     LEGAL PROCEEDINGS.

          To the best of its knowledge, as of January 31, 2002, the Company is not subject to any active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

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

          Based upon the Company's records, as of January 31, 2002, there were 47 shareholders of record of the Company’s common shares. Holders with United States addresses collectively held 1,075,000 common shares, or approximately two percent (2%) of the Company’s 63,243,600 issued and outstanding common shares.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”.

SUMMARY FINANCIAL DATA

          The following table sets forth selected financial data regarding the Company’s consolidated operating results and financial position for the years ended January 31, 2002 and 2001 which are derived from the audited financial statements appearing elsewhere in this Annual Report. As a result of our acquisition of Cantronic Systems Inc. (CSI) via reverse acquisition on December 18, 2000, our financial statements are presented as a continuation of CSI. Accordingly, financial information pertaining to periods prior to the acquisition is that of CSI. The information set forth below should be read in conjunction with “Management’s Discussion And Analysis of Financial Condition And Results of Operation” and our financial statements appearing elsewhere in this Annual Report.

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

          The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statement and notes thereto included elsewhere in this document. The selected financial data and the Company’s consolidated financial statements are expressed in U.S. dollars.

	Fiscal Year Ended
For the year ended January 31:	2002	2001
Sales	$3,138.066	$1,113,392
Cost of sales	$2,034,276	785,897
Gross Profit	$1,103.790	327,495
General & Administrative Expenses	1,032,513	306,003
Income from operations	71,277	21,492
Net Income for the year	77,648	47,241
Net Income per share	0.01	0.01
as at January 31:
Working Capital (Deficiency)	160,749	(130,999)
Total Assets	1,429,739	851,610
Total Liabilities	732,457	890,531
Stockholders' Equity (Deficit)	697,282	(38,921)
Long-term obligations	NIL	NIL

          The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis discusses trends in Company’s financial condition and results of operations for the three fiscal years ended January 31, 2002 and 2001.

RESULTS OF OPERATIONS

          Sales for the twelve month period ended January 31, 2002 (“Fiscal 2002”) decreased to $3,138,066. from $1,113,392 for the same period ended January 31, 2001 (“Fiscal 2001”), a decrease of 182%. Revenue will vary from year to year because the Company supplies product to its customers on large contract orders. At January 31, 2001 the Company had two large contracts in progress for which no revenue was recognized. These two large contracts were completed and shipped to the customers subsequent to January 31, 2001 and will be recognized as sales for the fiscal year ended January 31, 2002. The total sales value of these two contracts amounted to $876,500.

          Gross profit on sales increased by 237% from $327,495 in Fiscal 2001 to $1,103,790 in Fiscal 2002. The increase in gross profit was achieved by obtaining higher prices for the products of the Company.

          The Company’s administrative expenses in Fiscal 2002 increased by $726,510 from Fiscal 2001 reflecting an increase in salary expense as a result of an increase in the number of full time employees and an increase in the amount of salaries paid to employees of the Company and an increase in professional fees as a result of the costs associated with the Company's reporting obligations in connection with the acquisition of Cantronic Systems Inc. and increased costs in connection with the audits of that company to comply with Securities Exchange Commission requirements.

          Despite the substantial increase in administrative expenses in Fiscal 2002 income from operations increases $49,785 from $21,492 from Fiscal 2001. Net income for Fiscal 2002 was higher than Fiscal 2001 by $30,407 to $77,648. This was substantially achieved through sales increased and gross profit improved.

LIQUIDITY AND CAPITAL RESOURCES

          To date, the Company has generally financed its present level of operations from operating cash flow. Additionally, the Company’s billing practices require advance deposits from its customers before supplying products.

          As of January 31, 2002 the Company had working capital of $160,749, but cash and equivalents of $236,139 and an inventory of $210,354 as compared to $271,224 and $145,843 respectively, at Fiscal 2001. Included in the working capital is an amount of $141,844 (Fiscal 2001 - $281,826 due to) due from directors of the Company. The indebtedness from the directors is unsecured, non-interest bearing without any specific terms for repayment. The Company believes that its cash flow from operations, will be sufficient to fund its cash requirements through the year ended January 31, 2003.

          Net cash provided by operating activities in Fiscal 2002 was $69,488 compared to $156,051 in Fiscal 2001. The decrease in cash from operating activities was due to the increase of accounts receivable from sales occurring late in Fiscal 2000 and orders received at January 31, 2001 but for which advance deposits were not received yet. Cash used in these areas were offset by the increase of payables associated with the sales occurring at the end of Fiscal 2002.

          Net cash provided by investing activities in Fiscal 2002 was $143,394 compared to $238,776 used in Fiscal 2001. Purchases of property and equipment remained constant between the periods. Substantially the entire increase in Fiscal 2002 is attributable to decrease in purchase of various available for sale investments in Fiscal 2002 of which Nilwas purchased in 2002 ($358,899 in 2001). The investments purchased before January 31, 2001 were subsequently sold in March 2001 for approximately $259,000.

          During Fiscal 2002, the Company lent $141,844 to an additional $29,572 borrowed from that director in Fiscal 2001. As stated previously, the Company completed the acquisitions of Cantronic Systems Inc. (via reverse acquisition) and CMTI/AIRT. Both acquisitions were completed with common stock and did not result in the use of cash.

          The Company’s business activities and operations have been funded to date through, among other things, sales from operation, which was $3,138,066 for Fiscal 2002. Although the Company believes it has sufficient working capital and will receive sufficient sales from operations to fund its operations, there can be no assurance that the Company’s actual expenditures will not exceed projected expenditures or that the Company will have sufficient sales from operations to meet its actual expenditure requirements. Subsequent to January 31, 2001, the Company raised a further $313,950 upon the issuance of 418,600 Common Shares pursuant to a private placement.

          In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offer new products and services to end users. If the Company’s sales from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such cost exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company’s business and results of operations.

OTHER MATTERS

          The Company was incorporated under the Nevada Corporation Code on February 25, 1998. The Company has three wholly owned operating subsidiaries, two of which are incorporated under the Company Act, British Columbia and the third one is incorporated in the state of Washington. The Company’s financial results are quantified in U.S. dollars and a majority of the Company’s obligations and expenditures with respect to its operations are incurred in U.S. dollars. The Company may in the future raise additional equity funding or financing denominated in Canadian dollars. Although the Company does not believe it currently has any materially significant market risks relating to its operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

          The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company’s business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

          Recently Issued Accounting Standards

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. As the Company has no derivative instruments outstanding at January 31, 2001, it has determined that these SFAS will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows on adoption.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is included in pages F-1 through F-20 attached hereto and incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          On March 19, 2001, on approval by the Board of Directors, the Company engaged BDO Dunwoody LLP, Chartered Accountants, to audit its consolidated financial statements for the fiscal year ended January 31, 2001. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Michael L. Stuck, CPA, the former auditor of the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The reports of Michael L. Stuck, CPA for the past two fiscal years did not contain any adverse opinion or any disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a going concern qualification with respect to the 2000 and 1999 fiscal years of Solo & Hurst, Inc. The decision to change accountants was based on the reverse acquisition with Cantronic Systems Inc The Company changed its financial year end from December 31, to January 31 effective upon completion of the acquisition of Cantronic Systems Inc. to coincide with the year end of Cantronic Systems Inc.

          On July 30, 2001, on approval by the Board of Directors, the Company engaged Davidson & Company, Chartered Accountants, to audit its consolidated financial statements for the fiscal year ended January 31, 2002. There were no disagreements with Michael L. Stuck, CPA, the former auditor of the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The reports of BDO Dunwoody LLP for the past fiscal periods did not contain any adverse opinion or any disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was based on the needs of the Company.

          The Company did not consult Davidson & Company, Chartered Accountants, regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company By-Laws or the Nevada Corporation Code The Company’s last annual regular general meeting was held on April 22, 2002. The Company's executive officers are appointed annually by the Board of Directors and hold office for one year, unless they sooner resign or cease to be directors in accordance with the Company By-Laws or the Nevada Corporation Code.

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

As of January 31, 2002, the following persons were directors and/or executive officers of the Company:

Name and present office held	Director/Officer since(2)	Principal occupation and if not atpresent an elected director,occupation during the preceding five years
James Zahn (1) Port Moody, British Columbia, Canada President, Chief Executive Officer and Director	December 2000	President and Chief Executive Officer of the Company December 2000 to date. Vice President of Cantronic Systems Inc. since February 1997 to date. Owner/Manager CSI Industrial Systems Ltd. from 1992 to date.
Helen Leung Burnaby, British Columbia, Canada Secretary, Treasurer and Director	December 2000	Secretary, Treasurer, Director and Executive Assistant of the Company December 2000 to date. Secretary, Treasurer, Director and Executive Assistant of the Cantronic Systems Inc. April 1997 to date. Student during 1996.
Paul Xiong (1) HongKong, SAR, China Director	March 2001	Chairman of Anderson International Holdings Limited in Hong Kong 1999to present. Vice-Chairman of China Power Investment Ltd. May 2000 to date. Vice-Chairman of Hefei World Trade Centre Ltd 1995 to date.
Ron Newport Kamloops, BC, Canada Vice President, Infrared Imaging	February 2001	Vice President of Cantronics Corporation February 2001 to date. Owner and Director of CMTI and AIRT from 1996 to February 2001.

(1)	Member of the Company’s audit committee.
(2)	Directors and officers serve until their successors are nominated and appointed.

James Zahn, President, Chief Executive Officer and Director, Age 37

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

Helen Leung, Secretary, Treasurer and Director, Age 32

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

Paul Xiong, Director, Age 41

Paul Xiong is primarily responsible for the strategic planning and raising finance for the Company. Mr. Xiong has served as an executive director on the boards of several listed companies including King Pacific International Holdings Limited, previously called Yiuwing Holdings on the Hong Kong Stock Exchange and the Jenson International Inc. (JENS) OTCBB. Mr. Xiong was employed by the University of British Columbia as a research engineer from 1990 to 1992. Mr. Xiong was employed by MacMillan Bloedel Research in Canada as a research scientist from 1992 to 1993. Mr. Xiong obtained a Master’s Degree in Engineering in 1984 from Anhui Agricultural University, China; and a Master’s Degree in Science in 1990 from the University of British Columbia.

Ron Newport, Vice-President, Infrared Imaging, Age 50

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

          Members of the Board of Directors are elected by the holders of the Company’s common shares to represent the interests of all shareholders. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself.

          Board Committees

          The only standing committee of the Board of Directors of the Company is an Audit Committee. The Audit Committee of the Company’s Board of Directors currently consists of three individuals, being two directors and an officer of the Company. This committee is directed to review the scope, cost and results of the independent audit of the Company’s books and records, the results of the annual audit with management and the adequacy of the Company’s accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company’s independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters. Such reviews are carried out with the assistance of the Company’s auditors and senior financial management. None of the Company’s directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

          Board and Committee Meetings

          During 2001, the Board of Directors met only once including participants by telephone. Each director attended the Board meeting and meeting of Committees on which they served. During 2001, the Audit Committee was not required and therefore did not meet. Subsequent to January 31, 2001, the Board of Directors met once. There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.

          Section 16(a) Beneficial Ownership Reporting Compliance

          The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Shares as of January 31, 2002 for, each of the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Shares. Except as otherwise indicated, the Company believes the beneficial owners of the Common Shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Title of Class	Identity of Persons or Group	Number of Shares Owned	Percentage of Class (1)
Common Shares	James Zahn	7,200,000	11.4%
Common Shares	Helen Leung	462,000	0.7%
Common Shares	Paul Xiong	NIL	0%
Common Shares	Caillan Yu	9,000,000	14.2%
Common Shares	Zhan International Corp.	20,400,000	32.2%
Common Shares	Ron Newport	2,750,000	04,3%

          (1)     Based on the 63,243,600 common shares outstanding as of January 31, 2002.

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

          The following table sets forth the compensation paid to the Company’s Named Executive Officer for the years indicated. No other Named Executive Officer of the Company earned a salary and bonus for such fiscal year in excess of $100,000.

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/ SARs(2) Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP(3) Payouts ($)
James Zahn President and Chief Executive Officer	2002/01/31 2001/01/31	50,342 53,849	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	All dollar amounts are in US dollars.
(2)	“SAR” or “stock appreciation right” means a right granted by the Company, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Company.
(3)	“LTIP” or “long term incentive plan” means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Compensation of Directors

          The Company has no standard arrangement pursuant to which any of the other directors are compensated by the Company for their services in their capacity as directors.

          Option Grants

          No stock options or stock appreciation rights were granted by the Company during the last fiscal year of the Company ended January 31, 2002.

          Options Outstanding And Option Exercises

          No stock options or stock appreciation rights of the Company were outstanding during the last fiscal year of the Company ended January 31, 2002.

          Report On Repricing Of Options/Stock Appreciation Rights

          The Company did not re-price any incentive stock options or stock appreciation rights during the fiscal year of the Company ended January 31, 2002.

          Long Term Incentive Plans

          The Company did not award any long term incentive plans during the fiscal year of the Company ended January 31, 2002.

          Employment and Employee Incentive Contracts

          The Company has no plan or arrangement whereby any Named Executive Officer may be compensated in an amount exceeding $100,000 in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a subsidiary or a change in the Named Executive Officer’s responsibilities following such a change of control.

          As of January 31, 2002, there was no outstanding consulting or employment agreements by the Company.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The Company is authorized to issue 90,000,000 common shares (the “Common Shares”) with a par value of $0.001 per Common Share and 5,000,000 preferred shares (the "Preferred Shares") with a par value of $0.001 per Preferred Share. As of January 31, 2002, 63,243,600 Common Shares and no Preferred Shares were issued and outstanding. As of May 31, 2002, 63,243,600 Common Shares and No Preferred Shares were issued and outstanding.

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

          The following table sets forth information concerning the beneficial ownership of the Company’s outstanding common shares as of January 31, 2002 for, each of the Company’s directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company’s common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Title of Class	Identity of Persons or Group	Number of Shares Owned	Percentage of Class(1)
Common Shares	James Zahn	7,200,000	11.4%
Common Shares	Helen Leung	462,000	0.7%
Common Shares	Paul Xiong	NIL	NIL
Common Shares	Caillan Yu	9,000,000	14.2%
Common Shares	Zhan International Corp.	20,400,000	32.2%
Common Shares	Ron Newport	2,750,000	4.3%
Common Shares	Officers and Directors, as a group	10,412,000	16.5%

(1)     Based on the 63,243,600 shares outstanding as of January 31, 2002.

          There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except for:(a) the transactions described below; (b) the ownership of the Company’s securities; (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company’s outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended January 31, 2001 and 2000, in any transaction or proposed transaction which may materially affect the Company.

          James Zahn has significant influence on Beijing Saisiai M & E Equipment Co. Ltd.) ("BSME"). Sales of BSME accounted for approximately 13% of the Company's sales in the financial year ended January 31, 2002 (year ended January 31, 2001 - 23%). BSME also performs various services for the Company. These transactions are in the normal course of business and are measured at the exchange value (the amount of consideration established and agreed to by the related parties).

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following financial statements pertaining to the Company and its subsidiary are filed as part of this Annual Report.

Independent Auditors’ Report dated March 6, 2002

Consolidated Balance Sheets as at January 31, 2002 and 2001

Consolidated Statements of Operations for the years ended January 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended January 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended January 31, 2002 and 2001

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

CANTRONICS CORPORATION

Date: July 4, 2002	/s/ James Zahn

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

Signature	Title	Date

/s/ James Zahn	President, Chief Executive Officer and Director (principal executive officer) James Zahn	July 31, 2002

/s/ Helen Leung	Treasurer and Director (principal financing officer) Helen Leung	July 31, 2002

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

JANUARY 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of
Cantronics Corporation
(formerly Solo & Hurst, Inc.)

We have audited the accompanying consolidated balance sheet of Cantronics Corporation (formerly Solo & Hurst, Inc.) as at January 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as at January 31, 2001 were audited by other auditors whose report dated April 7, 2001 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

March 6, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)
AS AT JANUARY 31

	2002	2001

ASSETS

Current
Cash	$236,139	$86,035
Short-term deposits	-	185,189
Marketable securities (Note 4)	-	242,078
Accounts receivable	425,287	98,386
Inventory	210,354	145,843
Prepaid expenses	21,426	2,001

Total current assets	893,206	759,532

Property and equipment (Note 5)	187,818	63,037

Investment (Note 6)	172,737	-

Deferred income taxes (Note 7)	12,957	29,041

Due from related parties (Note 8)	163,021	-

Total assets	$1,429,739	$851,610

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)
AS AT JANUARY 31

	2002	2001

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$440,604	$170,193
Accrued liabilities	52,463	55,272
Customer deposits	213,092	383,240
Due to related parties (Note 8)	26,298	281,826

Total current liabilities	732,457	890,531

Commitments (Note 11)

Stockholders' equity (deficiency)
Common stock (Note 9)
Authorized
5,000,000 preferred shares with a par value of $ 0.001
90,000,000 common shares with a par value of $ 0.001
Issued
63,243,600 common shares (January 31, 2001 – 60,000,000)	63,244	60,000
Additional paid-in capital (Distributions in excess of par value)	599,993	(59,865)
Retained earnings (deficit)	23,435	(54,213)
Accumulated other comprehensive income	10,610	15,157

Total shareholders' equity (deficiency)	697,282	(38,921)

Total liabilities and stockholders' equity	$1,429,739	$851,610

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
YEAR ENDED JANUARY 31

	2002	2001

SALES	3,138,066	1,113,392

COST OF SALES	(2,034,276)	(785,897)

GROSS PROFIT	1,103,790	327,495

EXPENSES
Advertising and promotion	117,125	2,699
Amortization of property and equipment	39,516	18,230
Bank charges and interest	18,730	-
Consulting	8,837	-
Office and miscellaneous	82,189	23,997
Professional fees	84,998	72,218
Rent	60,955	27,378
Research and development (Note 10)	102,671	56,315
Telephone and utilities	37,928	-
Travel and business development	117,630	15,690
Vehicle	14,020	-
Wages and employee benefits	347,914	89,476

	1,032,513	306,003

Income before other items	71,277	21,492

Other income (expenses)
Loss on sale of assets	(13,120)	-
Realized gain on sale of securities	17,277	13,604
Interest and other	23,383	-
Foreign exchange gain	11,767	-

	39,307	13,604

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
YEAR ENDED JANUARY 31

	2002	2001

Continued…

Income from continuing operations before income taxes	110,584	35,096

Income tax (expense) recovery
Current	(2,398)	-
Deferred	(30,538)	12,145

	(32,936)	12,145

Net income for the year	$77,648	$47,241

Basic and diluted earnings per share	$0.01	$0.01

Basic and diluted weighted average shares outstanding	63,178,312	59,117,808

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Stated in U.S. Dollars)

			Additional
			Paid-in Capital	Retained	Accumulated	Total
	Common Stock		(Distributions	Earnings	Other	Stockholders’
			in Excess	(Accumulated	Comprehensive	Equity
	Shares	Amount	of Par Value)	Deficit)	Income (Loss)	(Deficiency)

Balance, January 21, 2000	59,000,000	$59,000	$(58,865)	$(101,454)	$(3,137)	$(104,456)

Adjustment for the
stockholder's equity of the
Company at the acquisition
Date (Note 3a)	1,000,000	1,000	(1,000)	-	-	-
Net income for the year	-	-	-	47,241	-	47,241
Foreign exchange translation
adjustment	-	-	-	-	275	275
Unrealized gains on available
for sale securities (net of
$5,231 of deferred income
taxes)	-	-	-	-	18,019	18,019

Balance, January 31, 2001	60,000,000	60,000	(59,865)	(54,213)	15,157	(38,921)

Issuance of common
stock for:
Acquisition (Note 3b)	2,750,000	2,750	346,327	-	-	349,077
Cash (Note 9)	418,600	419	313,531	-	-	313,950
Services (Note 3a)	75,000	75	-	-	-	75
Net income for the year	-	-	-	77,648	-	77,648
Reclassification adjustment,
net of tax	-	-	-	-	(18,019)	(18,019)
Foreign exchange translation
adjustment	-	-	-	-	13,472	13,472

Balance, January 31, 2002	63,243,600	$63,244	$599,993	$23,435	$10,610	$697,282

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
YEAR ENDED JANUARY 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$77,648	$47,241
Adjustments to reconcile net income for the year to
net cash provided by (used in) operating activities:
Amortization of property and equipment	39,516	18,230
Deferred income taxes (recovery)	30,538	(12,145)
Gain on sale of marketable securities	(17,277)	(13,604)
Loss on sale of assets	13,120	2,749
Common stock issued for services	75	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(205,184)	259,318
Increase in inventory	(24,934)	(146,720)
Increase in prepaid expenses	(14,425)	(2,014)
Increase (decrease) in accounts payable	230,600	(184,503)
Increase in accrued liabilities	1,061	48,640
Increase (decrease) in customer deposits	(200,226)	138,859

Net cash provided by (used in) operating activities	(69,488)	156,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,049)	(34,720)
Cash acquired on acquisition	91,825	-
Proceeds on sale of available-for-sale securities	259,355	152,360
Purchase of available-for-sale securities	-	(358,899)
Proceeds on sale of property and equipment	-	2,483
Purchase of investment	(172,737)	-

Net cash provided by (used in) investing activities	143,394	(238,776)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
YEAR ENDED JANUARY 31

	2002	2001

Continued…

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	313,950	-
Repayment of advances from related parties	-	(31,240)
Bank overdraft	-	(19,033)
Advances to related parties	(418,552)	60,812

Net cash provided by (used in) financing activities	(104,602)	10,539

Decrease in cash and cash equivalents	(30,696)	(72,186)

Effect of foreign exchange on cash and cash equivalents	(4,389)	(20,125)

Cash and cash equivalents, beginning of year	271,224	363,535

Cash and cash equivalents, end of year	$236,139	$271,224

Cash and cash equivalents represented by:
Cash	$236,139	$86,035
Short term deposits	-	185,189

	$236,139	$271,224

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

1.

NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada and its principal business activities consist of manufacturing, distributing and providing training on electro-optics and condition monitoring equipment for industrial facilities. On December 18, 2000 the Company changed its name from Solo & Hurst, Inc. to Cantronics Corporation.

Effective December 18, 2000, the Company issued 59,000,000 common shares to acquire the only issued and outstanding share of Cantronic Systems Inc. (“Cantronic”) a British Columbia, Canada company incorporated on February 28, 1997. As a result of this transaction, the former shareholders of Cantronic acquired control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of the Company and, therefore, these financial statements represent a continuation of the legal subsidiary, Cantronic, not the Company, as the legal parent (Note 3a).

2.

SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the period. Actual results could differ from those reported.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cantronic, Condition Monitoring Training Institute, Inc. (“CMTI”) and Academy of Infrared Thermography, Inc. (“AIRT”). Cantronic and CMTI are British Columbia companies and AIRT is a Washington State company. All significant inter-company balances and transactions have been eliminated.

Cash equivalents

The Company considers all cash and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marketable securities

Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included in a separate component of stockholder's equity (deficiency). Realized gains and losses are determined on an average costs basis when securities are sold.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Inventory

Inventory, consisting of finished goods purchased for resale and raw materials, is stated at the lower of cost and net realizable value. Cost is generally determined on the first-in, first-out basis.

Property and equipment

Property and equipment are recorded at cost less accumulated amortization. Amortization is recorded on a declining balance basis at the following annual rates:

Automotive equipment	30%
Building	4%
Computer equipment	30%
Demonstration equipment	20%
Furniture and fixtures	20%
Training equipment	20%

Leasehold improvements are amortized over the remaining term of the underlying premises lease which approximates its estimated useful life.

Investment

The investment has been stated at cost, unless there has been an other than temporary decline in value at which time the investment is written-down and the unrealized loss is recognized in the determination of net income. Dividends received that are distributed from the net accumulated earnings of the investee are recognized as income.

Revenue recognition

Revenue is recognized on the sale of goods upon shipment to customers which is when title to the goods passes. Revenue is recognized on training activities upon completion of the training.

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

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued liabilities, customer deposits and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Foreign currency translation

The Company's operations are substantially through a Canadian subsidiary whose functional currency is the Canadian dollar. These consolidated financial statements are stated in US dollars for comparison purposes with other industry competitors registered with the Securities and Exchange Commission ("SEC") in the United States. Assets and liabilities denominated in Canadian dollars are translated to US dollars using the exchange rate in effect at the year end date. Revenue and expenses are translated to US dollars using the average rate of exchange for the respective period. Gains and losses on exchange are recorded as comprehensive income (loss) and are reported separately in stockholders' equity (deficiency).

The Company also conducts transactions in currencies other than the Canadian dollar. These amounts are translated as follows: Transactions are translated at the rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are then translated using the rate in effect at the year end date. The resulting gain or loss from foreign currency transactions is charged to the consolidated statement of operations.

Income taxes

Future income taxes are recorded using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share considers the dilutive impact of the conversion of outstanding stock options and warrants as if the events had occurred at the beginning of the year. For the years ended January 31, 2002 and 2001, there were no stock options or warrants granted or outstanding.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

3.	ACQUISITIONS

a)

Recapitalization

Effective December 18, 2000, the Company (then inactive) closed a share exchange agreement whereby the Company acquired the only issued and outstanding share of Cantronic. In exchange, the shareholders controlling 98% of the common stock of the Company transferred to the stockholder and affiliates of Cantronic 59 million issued and outstanding shares of the Company’s common stock.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

3.	ACQUISITIONS

a)

Recapitalization (cont'd…)

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

b)

Business combination

Pursuant to an agreement dated February 2, 2001, the Company acquired 100% of the issued and outstanding shares of CMTI and CMTI’s wholly-owned subsidiary AIRT, in exchange for the issuance of 2,750,000 shares of common stock. The acquisition was recorded using the fair value of the net assets acquired. Time restriction periods have been placed on the issued common stock as follows: 1,500,000 shares – three year restriction period and 1,250,000 – five year restriction period.

The purchase was accounted for using the purchase method and was allocated as follows:

Purchase price
2,750,000 shares of common stock	$349,077

Net assets acquired
Assets	415,172
Liabilities	(66,095)

$349,077

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

4.	SHORT-TERM INVESTMENTS Short-term investments consisted of available-for-sale equity securities and are summarized as follows:

	2002	2001

Cost	$-	$218,828
Gross unrealized gains	-	23,250

Market value	$-	$242,078

5.	PROPERTY AND EQUIPMENT

	2002			2001

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Automotive equipment	$16,073	$6,476	$9,597	$11,122	$2,502	$8,620
Building	26,770	1,071	25,699	-	-	-
Computer equipment	38,119	16,607	21,512	17,401	6,854	10,547
Demonstration
equipment	68,269	26,718	41,551	50,747	17,295	33,452
Furniture and fixtures	24,831	7,240	17,591	9,743	3,012	6,731
Land	34,030	-	34,030	-	-	-
Leasehold
improvements	4,677	1,164	3,513	4,097	410	3,687
Training equipment	42,906	8,581	34,325	-	-	-

	$255,675	$67,857	$187,818	$93,110	$30,073	$63,037

6.

INVESTMENT

During the current year, the Company acquired a 19% interest in a joint venture limited liability company located in Jiaxing, China for consideration of $172,737.

The production and business scope of the joint venture company is to research and manufacture environmental protection products, electronic products and integrated optical-mechanical-electrical products as well as to conduct the development and construction of infrastructure for an industrial park.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

7.	INCOME TAXES

a)
The provision for income taxes differ from the amounts computed by applying the United States statutory rate of 34.0% (2001 - 34.0%) and combined Canadian federal and provincial income tax rate of 44.6% (2001 - 46.5%) to income before income taxes. The sources and tax effect of the differences are as follows:

	2002	2001

Income before income taxes	$110,584	$35,096

Income taxes at statutory rates	$47,209	$16,344
Permanent differences	(4,771)	1,543
Temporary differences	(5,437)	-
Small business rate deduction	-	(8,224)
Effect of restatement of deferred income tax assets for changes in
Canadian tax rates expected in future periods	(4,065)	(21,808)

Total income taxes (recovery)	$32,936	$(12,145)

b)	Significant components of the Company's deferred income tax assets and liabilities at January 31 are as follows:

	2002	2001

Tax loss carryforwards	$-	37,684
Property and equipment	12,957	6,946
Investments	-	(5,231)
Investment tax credit	-	(10,358)

	$12,957	$29,041

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. No valuation allowance has been recognized in these consolidated financial statements.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

8.	RELATED PARTY TRANSACTIONS During the year ended January 31, 2002 and 2001, the following transactions occurred:

	2002	2001

Sales to Beijing Saisiai M & E Equipment Co. Ltd., (“BSME”, a foreign
company significantly influenced by a director of the Company).	$408,047	$254,301

Engineering, technical, marketing and other services paid or payable to
BSME.	402,169	146,901

Sales to Shanghai Saisiai Scientific Instrument Co. Ltd. ("SSSI", a foreign
company significantly influenced by a director of the Company).	26,992	28,190

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties. BSME performs various services for the Company. Additionally, the Company sells its products to BSME. Pursuant to an agreement dated February 1, 1999, cancellable at any time on sixty days notice, the Company sells products to BSME at a price equal to the Company’s cost plus 7.5%.

The following transactions were not in the normal course of operations and were measured at their carrying value which represented the amount of consideration established and agreed to by the related parties:

	2002	2001

Assumption of amount due to CSI Industrial Systems Ltd. ("CSI", a company
controlled by a director of the Company).	$-	$6,855
Purchase of property and equipment from CSI.	-	6,712
Sale of property and equipment to a director of the Company.	-	16,779

Included in due from related parties at January 31, 2002 is $163,021 (2001 - $Nil) due from directors and shareholders of the Company.

Included in due to related parties at January 31, 2002 is $26,298 (2001 - $281,826) due to directors of the Company.

Included in accounts receivable at January 31, 2002 is $209,900 (2001 - $55,804) due from BSME and $52,920 (2001 - $28,190) due from SSSI.

Included in accounts payable at January 31, 2002 is $20,207 (2001 - $Nil) due to BSME and $12,953 (2001 - $Nil) due to other companies which are controlled by senior manager of the Company.

Amounts due to and from directors and related parties are non-interest bearing, unsecured and with no specified terms of repayment.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

9.

COMMON STOCK

Common shares

The issued and outstanding common shares entitle holders to vote and to receive dividends when declared. In the event of the Company's liquidation, dissolution or winding up, shareholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

On January 31, 2001 the Company split its common stock on a one-to-twenty basis. All references in these financial statements to the number of shares are stated on a post-split basis. Per share amounts have been restated for the stock split.

During the year ended January 31, 2002 the Company issued 418,600 shares of common stock for cash proceeds of $313,950 pursuant to a private placement.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001 per share is credited to additional paid-in capital.

10.	RESEARCH AND DEVELOPMENT The Company expensed the following research and development costs net of grants received:

	2002	2001

Salaries	$41,089	$25,663
Materials	66,628	44,534
Government grants	(5,046)	(13,882)

	$102,671	$56,315

11.	COMMITMENTS Minimum future annual aggregate payments for office facilities and equipment leased by the Company are as follows:

2003	$73,224
2004	34,108
2005	5,654

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

12.

SALES AND CREDIT CONCENTRATION

The Company is exposed to credit losses in the event of non-performance by the counterparties to the financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

Pursuant to sales contracts, approximately 48% of total revenue for the year ended January 31, 2002 is derived from four customers, individually representing 28%, 7%, 7% and 6% of revenue.

Pursuant to sales contracts, approximately 74% of total revenue for the year ended January 31, 2001 was derived from four customers individually representing 30%, 23%, 11% and 10% of revenue.

Accounts receivable (due in U.S. dollars and French francs) from these customers at the year ended January 31, 2002 is $Nil (2001 - $55,804).

As at January 31, 2002, approximately 61% (2001 – 85%) of accounts receivable is due from two related parties, individually representing 49% (2001 – 57%) and 12% (2001 – 28%).

13.

SEGMENTED INFORMATION

During the years ended January 31, 2002 and 2001, the Company manufactured, distributed and provided training on electro-optics and condition monitoring equipment. During the year ended January 31, 2002 the Company also began providing training on infrared radiometrics and thermal imaging. The Company determined that it operates in one reporting segment.

During the year ended January 31, 2001, sales of industrial electro-optics and condition monitoring equipment were made to customers substantially located in Asia. During the year ended January 31, 2002, sales of industrial electro-optics, condition monitoring equipment and training seminars were made in the following geographical locations:

Sales
Asia	$2,145,578
United States	617,726
Canada	267,482
Other	107,280

$3,138,066

The majority of the Company’s consolidated assets are located and maintained within Canada.

CANTRONICS CORPORATION
(formerly Solo & Hurst, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
JANUARY 31, 2002

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions during the year ended January 31, 2001:

a) Equipment purchased from a director for consideration of $6,712 was unpaid and included in due to related parties.

b) Automobile sold to a director for proceeds of $16,779 was offset against balance due to related parties.

Significant non-cash transactions during the year ended January 31, 2002:

a) The Company issued 2,750,000 common shares with a value of $334,623 for the acquisition of CMTI and AIRT.

b) The Company issued 75,000 common shares with a value of $75 for consulting services.

No cash was paid during the years ended January 31, 2002 and 2001 for interest and income taxes.